Form 10QSB
period 2006-03-31
PERFORMANCE HOME BUYERS LLC
filed 2006-06-26
CIK 1236144

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006.
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from            to
Commission file number 021-55571
Performance Home Buyers, LLC
(Exact name of small business issuer as specified in its charter)

Ohio	31-1724135
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4130 Linden Avenue, Dayton, OH	45432
(Address of principal executive offices)	(Zip Code)
(937) 298-2274
(Issuer’s telephone number, including area code)
N/A
(Former name, former address, and former fiscal year, if changed since last report)
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☑ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

-i-

Part I
Financial Information
Item 1. Financial Statements
PERFORMANCE HOME BUYERS, LLC AND AFFILIATES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(Unaudited)	(Audited)
ASSETS
INVENTORIES — RESIDENTIAL PROPERTY	$12,097,135	$12,089,890

RENTAL PROPERTY — NET	4,146,939	4,199,039

OTHER ASSETS
Cash	26,061	51,017
Other assets	86,463	101,309
Restricted cash	1,179,646	1,179,597
Equipment and furnishings — net	54,411	61,451
Loan costs — net	95,941	92,082

	1,442,522	1,485,456

TOTAL ASSETS	$17,686,596	$17,774,385

LIABILITIES AND DEFICIT
NOTES, MORTGAGES AND OTHER OBLIGATIONS PAYABLE	$24,365,839	$23,996,684

OTHER LIABILITIES
Accounts payable and accrued liabilities	2,228,281	1,781,883
Due to owners and officers	144,586	144,586
Buyer deposits	421,507	410,224

	2,794,374	2,336,693

TOTAL LIABILITIES	27,160,213	26,333,377

COMMITMENTS AND CONTINGENCIES
DEFICIT
Controlling interest	(5,185,199)	(4,336,948)
Noncontrolling interest	(4,288,418)	(4,222,044)

	(9,473,617)	(8,558,992)

TOTAL LIABILITIES AND DEFICIT	$17,686,596	$17,774,385

See notes to consolidated financial statements.

PERFORMANCE HOME BUYERS, LLC AND AFFILIATES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2006	2005
	(Unaudited)
NET SALES OF RESIDENTIAL PROPERTY	$739,452	$1,288,697
NET SALES OF RENTAL PROPERTY	128,426	—
RENTAL INCOME	136,044	52,751
OTHER OPERATING INCOME	21,836	43,958

	1,025,758	1,385,406

COST OF RESIDENTIAL PROPERTY SOLD	707,272	1,005,725
COST OF RENTAL PROPERTY SOLD	99,758	—
COST OF RENTAL OPERATIONS	125,633	56,746

	932,663	1,062,471

GROSS PROFIT	93,095	322,935
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	554,853	453,150

LOSS FROM OPERATIONS	(461,758)	(130,215)

OTHER INCOME (EXPENSE)
Interest expense	(502,737)	(690,201)
Interest expense on subordinated preferred member obligations	(36,000)	(36,000)
Interest income	199,858	305,460
Debt forgiveness income	5,175	—
Miscellaneous	18,423	9,547

	(315,281)	(411,194)

NET LOSS	(777,039)	(541,409)
LESS NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(60,654)	(154,221)

NET LOSS ATTRIBUTABLE TO CONTROLLING INTEREST	$(716,385)	$(387,188)

See notes to consolidated financial statements.

PERFORMANCE HOME BUYERS, LLC AND AFFILIATES
CONSOLIDATED STATEMENT OF CHANGES IN DEFICIT
(Unaudited)

	Performance Home Buyers, LLC
	Class A Preferred		Class C Preferred						Variable	Total
	Members		Members *		Common Members				Interest	Accumulated
	Amount	Units	Amount	Units	Amount	Units	Eliminations	Total	Entities	Deficit
Balance — December 31, 2005	$1,000,000	200.0	$1,818,685	1,818,685	$(6,967,537)	1,000.0	$(188,096)	$(4,336,948)	$(4,222,044)	$(8,558,992)
Capital contributions	—	—	—	—	—	—	—	—	2,030	2,030
Distributions	(51,111)	—	(79,723)	—	(1,032)	—	—	(131,866)	(7,750)	(139,616)
Net income (loss)	51,111	—	79,723	—	(827,434)	—	(19,785)	(716,385)	(60,654)	(777,039)

Balance — March 31, 2006	$1,000,000	200.0	$1,818,685	1,818,685	$(7,796,003)	1,000.0	$(207,881)	$(5,185,199)	$(4,288,418)	$(9,473,617)

*	Does not include Class C Preferred units issued to the VIE (Note 6).
See notes to consolidated financial statements.

PERFORMANCE HOME BUYERS, LLC AND AFFILIATES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2006	2005
	(Unaudited)
OPERATING ACTIVITIES
Net loss attributable to controlling interest	$(716,385)	$(387,188)
Adjustments to reconcile net loss attributable to controlling interest to net cash used by operating activities:
Net loss attributable to noncontrolling interest	(60,654)	(154,221)
Depreciation	45,344	20,631
Amortization of loan costs	7,142	7,173
Amortization of premium on mortgage obligations	(8,775)	(9,234)
Debt forgiveness income	(5,175)	—
Loss on disposal of equipment and furnishings	—	999
Changes in operating assets and liabilities:
Inventories — residential property	(93,207)	(436,780)
Rental property — net	99,758	—
Other assets	14,846	64,176
Accounts payable and accrued liabilities	334,181	102,123
Buyer deposits	11,283	48,752

Net Cash Used by Operating Activities	(371,642)	(743,569)

FINANCING ACTIVITIES
Borrowings on mortgage and bank notes payable	1,958,785	3,129,520
Principal payments on mortgage and bank notes payable	(1,476,403)	(2,410,375)
Borrowings on notes payable — individuals	—	70,000
Principal payments on notes payable — individuals	(118,268)	(35,354)
Borrowings on subordinated debt obligations	5,232
Principal payments on subordinated debt obligations	(2,358)	(83,960)
Loan costs	(11,001)	—
Restricted cash on deposit to collateralize mortgage obligations	(49)	(20,000)
Capital contributions	2,030	189,509
Distributions to members and owners	(11,282)	(185,483)
Borrowings from owners and officers	—	60,000

Net Cash Provided by Financing Activities	346,686	713,857

NET DECREASE IN CASH	(24,956)	(29,712)
CASH
Beginning of period	51,017	142,611

End of period	$26,061	$112,899

See notes to consolidated financial statements.

PERFORMANCE HOME BUYERS, LLC AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1 — DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principals generally accepted in the United States of America for interim financial information. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2005 included in our SB-2/A Registration Statement.
     Description of Business — Performance Home Buyers, LLC (PHB, LLC or Company), an Ohio Limited Liability Company, and Affiliates (collectively the “Companies”) acquire, renovate and market existing residential properties for resale or lease in the Greater Miami Valley Ohio region.
     Principals of Consolidation — The accompanying consolidated financial statements include the accounts of PHB, LLC and Affiliates, Variable Interest Entities (VIEs), in which the Company is determined to be the primary beneficiary in accordance with Financial Accounting Standards Board (FASB) Interpretation —No. 46(R) “Consolidation of Variable Interest Entities” and FASB Staff Position No. 46(R)-5 “Implicit Variable Interest under FASB Interpretation No. 46 (revised December 31, 2003)” (FIN 46R). The VIEs have been included in the consolidated financial statements, effective January 1, 2004, based on the fair value of their assets and liabilities at that date.
     All significant intercompany transactions have been eliminated in consolidation.
     Revenue Recognition — The Companies primarily sell residential property on land contracts, requiring a minimal down payment upon execution, and the tenant-buyer is generally required to obtain permanent third-party mortgage financing within 24 months. The Companies also sell properties pursuant to lease-to-purchase agreements, which generally have a term of 12 months. The tenant-buyer does not have sufficient equity at risk and there is uncertainty surrounding the point in time when permanent financing will be obtained. Therefore, the Companies use the deposit method for recognizing revenue from the sale of residential property. Under this method, the tenant-buyer’s initial down payment plus the principal portion of payments made under the terms of the land contract, or the portion of the rental payments that may be applied to the purchase from the lease-to-purchase agreement, are reflected as a liability until third-party mortgage financing is obtained at which time the earnings process is considered complete. In the event the tenant-buyer is unable to obtain permanent third-party financing or otherwise defaults on the land contract, the accumulated deposits are forfeited and recognized as other operating income.
     Estimates — The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
     Credit Risk — Financial instruments that potentially subject the Companies to credit risk consist principally of cash on deposit in financial institutions in excess of federally insured limits. The Companies have not experienced any significant losses on such accounts and believe they are not exposed to any significant credit risk. The Companies had $775,645 on deposit in financial institutions in excess of federally insured limits at March 31, 2006.
     Inventories — Residential Property — Property held for sale is recorded at the lower of acquisition cost, inclusive of settlement charges, plus the cost of any renovations to prepare the property for sale under a land contract or market. The cost of property under a land contract also includes costs incurred to maintain the property during the period from execution of a land contract with a tenant-buyer until permanent third-party mortgage financing is obtained and the earnings process completed. Included in the costs to maintain the property during the term of the land contract are insurance and real estate taxes net of any reimbursement from the tenant buyer for such expenses as required under the terms of the land contract.

     Rental Property — Rental property is recorded at the lower of acquisition cost, inclusive of settlement charges, plus the cost of any renovations to prepare the property for its intended use or market. Straight-line depreciation is provided over the estimated useful life of the property which is generally 27.5 years. Routine repairs and maintenance are expensed when incurred. Depreciation expense on rental property was $38,304 and $11,395 for the three months ended March 31, 2006 and 2005 respectively.
     Restricted Cash — Certain financial institutions require certificates of deposit to be maintained as collateral for mortgage notes issued to the Companies.
     Equipment and Furnishings — Equipment and furnishings are recorded at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets which range from three to seven years. Routine repairs and maintenance are expensed when incurred. Depreciation expense on equipment and furnishings was $7,040 and $9,236 for the three months ended March 31, 2006 and 2005 respectively.
     Loan Costs — Loan costs are capitalized and amortized over the term of the related debt. Loan costs are net of accumulated amortization of $37,399 and $36,629 at March 31, 2006 and December 31, 2005 respectively.
     Estimated amortization expense for the next five years is as follows:

2006	$22,511
2007	22,511
2008	22,511
2009	13,697
2010	5,843
     Fair Value of Financial Instruments — The amounts reflected in the consolidated balance sheets for restricted cash approximates fair value due to the short maturities of those instruments. Based on market rates for similar loans, the fair values of notes and obligations payable approximates their carrying amount at March 31, 2006 and December 31, 2005 respectively.
     Income Taxes — The Companies are organized as pass-through entities for federal and state income tax purposes. Owners are responsible for reporting, in their personal income tax returns, their proportionate share of each Company’s income or loss for federal and state tax purposes. Accordingly, no provision for federal or state income taxes is included in the accompanying consolidated financial statements.
     For income tax purposes, the earnings process is completed upon the execution of a land contract with a buyer. This differs significantly from the deposit method use for financial reporting and results in accelerated profit recognition for tax purposes. Therefore, it is the Companies policy to make distributions to owners, excluding the preferred and subordinated preferred members of PHB, LLC, in amounts at least sufficient to cover their respective tax liabilities attributable to the Companies.
     Recently Issued Accounting Pronouncements — No recently issued accounting pronouncements have had or are expected to have a material impact on the consolidated financial statements.
NOTE 2 — VARIABLE INTEREST ENTITIES
     Historically, two enterprises have been included in consolidated financial statements because one enterprise controls the other through voting interest. Under the reporting standards established by Financial Accounting Standards Board Interpretation No. 46(R), an enterprise must now identify its interests in a potential VIE to decide whether to consolidate that entity. This Interpretation requires existing unconsolidated VIEs to be consolidated by their primary beneficiaries if the VIE does not effectively disperse risk among parties involved.
     The primary beneficiary of a VIE is the party that absorbs a majority of the variable interest entity’s expected losses, receives the majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interest in an entity (explicit interest). Additionally, an enterprise should consider whether it holds an implicit variable interest in a VIE. An implicit variable interest acts the same as an explicit variable interest except it involves the absorbing and (or) receiving of variability indirectly from the VIE, rather than directly from the VIE. Therefore, the identification of an implicit variable interest involves determining whether an enterprise may be indirectly absorbing or receiving the variable interest of a VIE.

     The determination of whether an implicit variable interest exists is a matter of judgment that depends on the relevant facts and circumstances. Such facts include, but are not limited to, whether there are economic incentives for the enterprise to act as a guarantor or make funds available, whether such actions have happened in similar situations in the past, and whether the enterprise acting as a guarantor or making funds available would be considered a conflict of interest or illegal. An enterprise with a variable interest in a VIE must consider variable interests of related parties and de facto agents as its own in determining whether it is the primary beneficiary of the potential VIE interest entity. If one enterprise will absorb a majority of the VIE’s expected losses and another enterprise will receive the majority of the expected residual returns, the enterprise absorbing the majority of the losses shall consolidate the VIE.
     In reaching our determination that each of these entities should be consolidated we first considered whether we had an explicit and/or implicit relationship with each entity. With the exception of Performance Home Buyers, Inc., where we have a contractual (explicit) relationship, we determined we have an implicit relationship with each entity. Next, for each entity where we determined we had an explicit or implicit variable interest, we consider whether we were the primary beneficiary and therefore the entity should be consolidated. Our conclusions were based on the following factors:
     (1) Our relationship with the entities. Although we have no direct investment in any of these entities, each entity is substantially owned by the officers, directors and members of PHB, LLC, collectively.
     (2) We provided management services, support and office space for the operations of the entities with no expectation to be compensated by the entities because the entities either lacked or have lacked the financial resources to reimburse us for these services.
     (3) We provided management services, support and office space for the operations of the entities with no expectation to be compensated by the entities as an accommodation to certain of our members in order to secure their continued financial support in the form of capital contributions, subordinated debt, loans or personal guarantees on existing or future mortgage obligations.
     (4) We have provided direct advances and loans to certain of the entities. This subordinated financial support was necessary as these entities were either unable or periodically unable to finance their working capital needs. For certain of these entities these advances were made in exchange for an interest in the residual gains from the sales of their residential real property.
     (5) We have made common member distributions, well in excess of earnings and common members’ tax liabilities created from our taxable profits, to fund certain of these entities either wholly-owned or majority-owned by our Chief Executive Officer and managing member.
     PHB, LLC has determined that it is the primary beneficiary of the following VIEs which have been consolidated in the accompanying consolidated financial statements.
     Group 1 Entities
     Fitz-Port Limited, an Ohio Limited Partnership. We have determined we are the primary beneficiary of this entity based on factors (1), (2) and (4).
     JPW Real Estate Holdings, LLC, an Ohio Limited Liability Company. We have determined we are the primary beneficiary of this entity based on factors (1), (2), and (4).
     J-Port, Inc., an Ohio S Corporation. We have determined we are the primary beneficiary of this entity based on factors (1), (2) and (4).
     High Yield Income Investments, Inc., an Ohio S Corporation. We have determined we are the primary beneficiary of this entity based on factors (3) and (4). Our Chief Executive Officer is responsible for all management decisions for this entity. The stockholders of this entity who are not owners and officers made loans to other VIE and these obligations were assumed by us so we consider these individuals related parties due the close business relationship we have with them.
     Julian & Fitzgerald Properties, an Ohio General Partnership. We have determined we are the primary beneficiary of this entity based on factors (1), (2) and (4).

     Group 2 Entities
     L-Port, Inc., an Ohio S Corporation. We have determined we are the primary beneficiary of this entity based on factors (1), (3) and (4).
     Performance Home Buyers Financial, LLC, an Ohio Limited Liability Company. We have determined we are the primary beneficiary of this entity based on factors (1), (3) and (4).
     Performance Home Buyers II, LLC, an Ohio Limited Liability Company. We have determined we are the primary beneficiary of this entity based on factors (1), (3) and (4).
     Performance Home Buyers III, Inc., an Ohio S Corporation. We have determined we are the primary beneficiary of this entity based on factors (1), (3) and (4).
     Group 3 Entities
     Julian Investment Group II, Inc., an Ohio S Corporation. We have determined we are the primary beneficiary of this entity based on factors (1), (2), (4) and (5).
     PEJ Investments, Inc., an Ohio S Corporation. We have determined we are the primary beneficiary of this entity based on factors (1), (2), (4) and (5).
     PJL Investments, Inc., an Ohio S Corporation. We have determined we are the primary beneficiary of this entity based on factors (1), (2), (4) and (5).
     Performance Home Buyers IV, LLC, and Ohio Limited Liability Company. We have determined we are the primary beneficiary of this entity based on factors (1), (2), (4) and (5).
     Horizon Investments, Inc., an Ohio S Corporation. We have determined we are the primary beneficiary of this entity based on factors (1), (2), (4) and (5).
     D & J Enterprises, an Ohio General Partnership. We have determined we are the primary beneficiary of this entity based on factors (1), (2), (4) and (5).
     These entities have significant debt obligations to private investors and essentially no assets.
     During 2005, these VIEs were issued an aggregate of $2,602,543 Class C preferred units, at $1.00 per unit, in exchange for a corresponding amount of notes payable to PHB, LLC, in an effort to assist in the repayment of the obligations of these entities (Notes 6 and 9).
     Group 4 Entities
     DTX Investments, Inc., an Ohio S Corporation. We have determined we are the primary beneficiary of this entity based on factors (1), (2), and (4). This entity is 50% owned by our members and our Chief Executive Officer is responsible for all management decisions for this entity. The stockholders of this entity who are not owners and officers are considered related parties due the close business relationship we have with them.
     FJL Real Estate Holdings, LLC, an Ohio Limited Liability Company. We have determined we are the primary beneficiary of this entity based on factors (1), (2), and (4).
     DTX operated a commercial rental property.
     PHB, LLC has also identified Performance Home Buyers, Inc. (PHB, Inc.), an Ohio S Corporation, as a VIE. PHB, Inc. leases all employees to the Company and derives essentially all of its operating revenue in the form of fees for this service.
     The VIEs have not acquired any residential properties during 2005 and the three months ended March 31, 2006 . Further, the VIEs do not intend to acquire any residential properties in the future.

     The following are consolidating balance sheets and statements of operations:
CONSOLIDATING BALANCE SHEET
MARCH 31, 2006

	PHB, LLC	VIE	Eliminations	Consolidated
ASSETS
INVENTORIES — RESIDENTIAL PROPERTY	$10,532,467	$1,743,911	$(179,243)	$12,097,135

RENTAL PROPERTY — NET	3,916,832	258,745	(28,638)	4,146,939

OTHER ASSETS
Cash	4,554	21,507	—	26,061
Other assets	76,729	16,398	(6,664)	86,463
Restricted cash	1,175,646	4,000	—	1,179,646
Equipment and furnishings — net	54,411	—	—	54,411
Loan costs — net	54,700	41,241	—	95,941

	1,366,040	83,146	(6,664)	1,442,522

TOTAL ASSETS	$15,815,339	$2,085,802	$(214,545)	$17,686,596

LIABILITIES AND DEFICIT
NOTES, MORTGAGES AND OTHER OBLIGATIONS PAYABLE	$18,579,320	$5,786,519	$—	$24,365,839

OTHER LIABILITIES
Accounts payable and accrued liabilities	1,743,694	491,251	(6,664)	2,228,281
Due to owners and officers	110,000	34,586	—	144,586
Buyer deposits	359,643	61,864	—	421,507

	2,213,337	587,701	(6,664)	2,794,374

TOTAL LIABILITIES	20,792,657	6,374,220	(6,664)	27,160,213
DEFICIT	(4,977,318)	(4,288,418)	(207,881)	(9,473,617)

TOTAL LIABILITIES AND DEFICIT	$15,815,339	$2,085,802	$(214,545)	$17,686,596

CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2005

	PHB, LLC	VIE	Eliminations	Consolidated
ASSETS
INVENTORIES — RESIDENTIAL PROPERTY	$10,420,046	$1,829,302	$(159,458)	$12,089,890

RENTAL PROPERTY — NET	3,845,353	382,324	(28,638)	4,199,039

OTHER ASSETS
Cash	15,766	35,251	—	51,017
Other assets	91,410	17,799	(7,900)	101,309
Restricted cash	1,175,597	4,000	—	1,179,597
Equipment and furnishings — net	61,451	—	—	61,451
Loan costs — net	48,501	43,581	—	92,082

	1,392,725	100,631	(7,900)	1,485,456

TOTAL ASSETS	$15,658,124	$2,312,257	$(195,996)	$17,774,385

LIABILITIES AND DEFICIT
NOTES, MORTGAGES AND OTHER OBLIGATIONS PAYABLE	$18,009,116	$5,987,568	$—	$23,996,684

OTHER LIABILITIES
Accounts payable and accrued liabilities	1,355,467	434,316	(7,900)	1,781,883
Due to owners and officers	110,000	34,586	—	144,586
Buyer deposits	332,393	77,831	—	410,224

	1,797,860	546,733	(7,900)	2,336,693

TOTAL LIABILITIES	19,806,976	6,534,301	(7,900)	26,333,377
DEFICIT	(4,148,852)	(4,222,044)	(188,096)	(8,558,992)

TOTAL LIABILITIES AND DEFICIT	$15,658,124	$2,312,257	$(195,996)	$17,774,385

CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2006

	PHB, LLC	VIE	Eliminations	Consolidated
NET SALES OF RESIDENTIAL PROPERTY	$506,162	$233,290	$—	$739,452
NET SALES OF RENTAL PROPERTY	128,426	—	—	128,426
RENTAL INCOME	128,994	7,050	—	136,044
OTHER OPERATING INCOME	21,836	—	—	21,836

	785,418	240,340	—	1,025,758

COST OF RESIDENTIAL PROPERTY SOLD	483,203	225,902	(1,833)	707,272
COST OF RENTAL PROPERTY SOLD	100,216	—	(458)	99,758
COST OF RENTAL OPERATIONS	117,384	8,249	—	125,633

	700,803	234,151	(2,291)	932,663

GROSS PROFIT	84,615	6,189	2,291	93,095
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	492,408	206,369	(143,924)	554,853

LOSS FROM OPERATIONS	(407,793)	(200,180)	146,215	(461,758)

OTHER INCOME (EXPENSE)
Interest expense	(423,083)	(79,654)	—	(502,737)
Interest expense on subordinated preferred member obligations	(36,000)	—	—	(36,000)
Interest income	155,044	44,814	—	199,858
Debt forgiveness income	—	5,175	—	5,175
Miscellaneous	15,232	169,191	(166,000)	18,423

	(288,807)	139,526	(166,000)	(315,281)

NET LOSS	$(696,600)	$(60,654)	$(19,785)	$(777,039)

CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2005

	PHB, LLC	VIE	Eliminations	Consolidated
NET SALES OF RESIDENTIAL PROPERTY	$1,230,541	$58,156	$—	$1,288,697
RENTAL INCOME	5,848	46,903	—	52,751
OTHER OPERATING INCOME	43,958	—	—	43,958

	1,280,347	105,059	—	1,385,406

COST OF RESIDENTIAL PROPERTY SOLD	960,651	50,578	(5,504)	1,005,725
COST OF RENTAL OPERATIONS	24,369	32,377	—	56,746

	985,020	82,955	(5,504)	1,062,471

GROSS PROFIT	295,327	22,104	5,504	322,935
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	414,483	220,235	(181,568)	453,150

LOSS FROM OPERATIONS	(119,156)	(198,131)	187,072	(130,215)

OTHER INCOME (EXPENSE)
Interest expense	(492,396)	(197,805)	—	(690,201)
Interest expense on subordinated preferred member obligations	(36,000)	—	—	(36,000)
Interest income	281,335	24,125	—	305,460
Miscellaneous	957	217,590	(209,000)	9,547

	(246,104)	43,910	(209,000)	(411,194)

NET LOSS	$(365,260)	$(154,221)	$(21,928)	$(541,409)

NOTE 3 — BALANCE SHEET INFORMATION

	March 31,	December 31,
	2006	2005
INVENTORIES — RESIDENTIAL PROPERTY
Property under land contracts
Acquisition costs	$6,457,032	$5,845,514
Rehabilitation costs	2,102,264	1,903,330
Capitalized interest	28,935	14,166
Other costs	492,489	457,457

	9,080,720	8,220,467

Property available for sale
Acquisition costs	2,113,697	2,711,426
Rehabilitation costs	749,550	961,515
Capitalized interest	5,210	14,979
Other costs	147,958	181,503

	3,016,415	3,869,423

	$12,097,135	$12,089,890

RENTAL PROPERTY — NET
Acquisition costs	$2,784,400	$2,798,503
Rehabilitation costs	1,216,885	1,223,048
Capitalized interest	4,593	4,593
Other costs	243,285	244,540

	4,249,163	4,270,684
Less accumulated depreciation	102,224	71,645

	$4,146,939	$4,199,039

OTHER ASSETS
Receivables	$36,835	$38,847
Prepaid expenses	4,768	11,768
Escrow deposits	44,860	50,694

	$86,463	$101,309

EQUIPMENT AND FURNISHINGS — NET
Office equipment	$108,606	$108,606
Furnishings	9,627	9,627
Vehicles	20,600	20,600

Total cost	138,833	138,833
Less accumulated depreciation	84,422	77,382

	$54,411	$61,451

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable	$548,844	$526,318
Accrued interest	706,716	576,924
Accrued real estate taxes	611,183	541,091
Other accrued liabilities	361,538	137,550

	$2,228,281	$1,781,883

NOTE 4 — NOTES, MORTGAGES AND OTHER OBLIGATIONS PAYABLE

	March 31,	December 31,
	2006	2005
PHB, LLC
Notes payable — banks, interest from 5.90% to 6.50%, collateralized by a first mortgage on residential properties and guarantees of the common and subordinated preferred members, and due through January 2024	$5,793,846	$5,097,412
Notes payable — bank, interest at 6.00%, collateralized by a first mortgage on residential properties and guarantees of the common and subordinated preferred members, and matured January 2006	2,212,680	2,306,946
Notes payable — banks, interest from 5.13% to 6.00%, collateralized by a first mortgage on residential properties and guarantees of the common and subordinated preferred members, and due through July 2010	5,717,876	5,825,876
Notes payable — other, interest from 5.25% to 12.50% with an effective rate of 6.25%, collateralized by a first mortgage on residential properties, and due through January 2026	1,710,974	1,515,282
Notes payable — bank, interest at 5.75%, collateralized by guarantees of the common and subordinated preferred members, and due through December 2009	205,000	211,000
Notes payable — individuals, interest from 5.00% to 12.00% with a weighted average rate of 10.25%, collateralized by a guarantee of a common member, and due through April 2006	1,187	4,718
Demand notes payable — individuals, interest from 10.13% to 12.85% with a weighted average rate of 12.12%, collateralized by a guarantee of a common member	135,013	248,012
Subordinated debt obligations — preferred members, interest at 18.35%, unsecured, and due through November 2007	500,000	500,000
Subordinated debt obligation — preferred member, interest at 18.35%, plus an incentive equal to 4.00% of monthly common member distributions, unsecured, and due through August 2007	1,104,344	1,104,344
Subordinated debt obligation — subordinated preferred members, interest at 18.35%, unsecured, and due through December 2008	698,400	695,526
Subordinated debt obligations — interest due at 18.35%, unsecured, and due through July 2007	100,000	100,000
Class B subordinated preferred member obligations (Note 6)	400,000	400,000

	18,579,320	18,009,116

Variable Interest Entities
Note payable — mortgage company, effective interest at 6.25% (contractual interest at 6.00%), collateralized by a first mortgage on commercial property, and due August 2034	965,325	969,691
Note payable — other, interest at 8.00%, collateralized by a second mortgage on commercial property and the guarantees of a common and a subordinated preferred member of PHB, LLC, and matured December 2004	150,000	150,000
Notes payable — bank, interest at 5.00%, collateralized by a first mortgage on residential properties and the guarantee of a subordinated preferred member of PHB, LLC, and due February 2006	128,400	182,800
Notes payable — bank, interest at an effective rate of 6.25% (contractual interest at 6,75%), collateralized by a first mortgage on residential properties, certificates of deposit and the guarantee of a subordinated preferred member of PHB, LLC, and matured February 2006	355,024	355,263
Notes payable — bank interest at 5.00%, collateralized by a first mortgage on residential properties and the guarantee of a subordinated preferred member of PHB, LLC, and due January 2024	36,587	114,377
Note payable — banks, interest from 5.25% to 12.00% with an effective rate of 6.25% (weighted average contractual rate of 7.76%), collateralized by a first mortgage on commercial property and the guarantees of two common and a preferred member of PHB, LLC, and due through June 2024	68,506	139,363
Note payable — others, interest from 6.50% to 11.00% with effective interest at 6.25% (weighted average rate contractual rate of 8.00%), collateralized by a first mortgage on residential properties, and due January 2026	211,825	214,426
Note payable — other, interest at 2.40%, collateralized by a second mortgage on residential properties, and due November 2010	250,000	250,000
Unsecured demand notes payable — individuals, interest from 10.13% to 20.00% with a weighted average rate of 13.90%, past due	340,337	507,586
Unsecured notes payable — individuals, interest from 10.00% to 20.00% with a weighted average rate of 11.44%, past due	42,647	42,647
Unsecured demand notes payable — individuals, interest from 10.99% to 20.00% with a weighted average rate of 15.12%, due through March 2009	150,000	150,000
Unsecured notes payable — individuals, interest from 10.00% to 20.00% with a weighted average rate of 16.60%, due through October 2009	307,135	308,873
Unsecured notes payable — individuals, interest at 5% through May 2010	2,780,733	2,602,542

	5,786,519	5,987,568

	$24,365,839	$23,996,684

     Future required principal payments at December 31, 2005, are as follows:

2006	$5,270,920
2007	2,798,328
2008	1,213,979
2009	1,069,875
2010	5,096,803
Thereafter	8,546,779

$23,996,684

     At March 31, 2006, PHB, LLC had approximately $400,000 of borrowings available on credit facilities.
     The net unamortized premium resulting from adjusting the VIE mortgage obligations to fair value on January 1, 2004 are being amortized through the estimated maturity dates using the effective interest method. Estimated maturity dates and contractual maturities differ because the underlying residential property that collateralizes the mortgage is expected to be sold prior to the contractual maturity date.
     Significant covenants of borrowing arrangements of PHB, LLC are to maintain certificates of deposit for collateral (Note 1 – Restricted Cash); maintain insurance coverage for an amount equal to or greater than the mortgage amounts; and to keep the properties free of any encumbrances that may affect the banks’ security interests. Included in accrued real estate taxes at March 31, 2006 was $144,826 of the real estate taxes due in 2005. This could affect the individual property if a taxing authority placed a tax lien on the parcel. These delinquent real estate taxes are associated with approximately $7,300,000 of borrowings and 131 properties.
     Included in interest expense for the quarter ended March 31, 2006 and 2005 was $105,799 and $178,548, respectively, of interest on related party subordinated debt obligations.
     Debt forgiveness income for the quarter ended March 31, 2006 includes principal and accrued interest forgiven from individual investors. No debt forgiveness income resulted from transactions with related parties.

NOTE 5 — DUE TO OWNERS AND OFFICERS

March 31, 2006 &
December 31, 2005
Unsecured, due May 2010, including interest at 5.0%	$50,000
Unsecured, due May 2010, including interest at 18.35%	60,000
Due on demand, including interest at 10.00%	34,586

$144,586

     Interest expense on these obligations was $4,242 for the three months ended March 31, 2006 and 2005, respectively.
NOTE 6 — DEFICIT
   PHB, LLC
     PHB, LLC has four classes of members: Class A preferred, Class B preferred, Class C preferred, and common.
     Class A preferred members receive a quarterly distribution from distributable cash, as defined, equal to a 20% annual rate of return on their investment. Class A preferred distributions are cumulative and are to be paid before any distributions to the Class B preferred, Class C preferred, or common members.
     Class B preferred members receive monthly distributions from distributable cash, as defined, equal to a 36% annual rate of return on their investment. Class B preferred distributions are cumulative and are to be paid before any distributions to Class C preferred or common members. The Class B preferred units will be redeemed in full on or before December 31, 2006. Since these units have a fixed redemption price and date, they are classified as notes, mortgages and other obligations payable in the accompanying consolidated balance sheets (Note 4).
     During 2005, PHB, LLC issued an aggregate of $2,602,543 Class C preferred units, at $1.00 per unit, to six variable interest entities (VIE) in exchange for a corresponding amount of notes payable to PHB, LLC (Note 9). In addition, three common members converted $1,818,685, including accrued interest of $142,355, of 18.35% subordinated debt units into Class C preferred units at $1.00 per unit.
     Class C preferred members receive quarterly distributions from distributable cash, as defined, equal to a 5% annual rate of return on their investment. Class C preferred distributions are cumulative and are to be paid before any distributions to common members.
     The notes issued to PHB, LLC by the VIE in exchange for the Class C preferred units bear interest at 5% and provide the right of setoff. Accordingly, PHB, LLC has offset its notes receivable from the VIEs against the Class C preferred units, and the VIEs have offset their investment in the Class C preferred units against their notes payable. Assets and liabilities of $2,626,628, and income and expense of $30,665, have been offset in the consolidated financial statements as of and for the year ended December 31, 2005.
     Profits, if any, are allocated to Class A preferred members based on their ratable share of taxable income to the extent of the preferred distributions received during the year. If the profits are less than the cash received by the preferred members, the profits are allocated ratably among the Class A preferred members based on member units.
     Remaining profits, if any, are then allocated to the Class B preferred members based on their ratable shares of taxable income to the extent of the distributions received during the year. If profits are less than the total of the distributions received by Class A preferred and Class B preferred members, the profits allocated to the Class B preferred members are allocated ratably among the Class B preferred members based on member units.
     Remaining profits, if any, are then allocated to the Class C preferred members based on their ratable shares of taxable income to the extent of the distributions received during the year. If profits are less than the total of the distributions received by Class A preferred, Class B preferred, and Class C preferred members, the profits allocated to the Class C preferred members are allocated ratably among the Class C preferred members based on member units.

     Any remaining profits for financial reporting purposes are then allocated ratably to the common members based on their member units.
     Losses are allocated based on ownership units to the extent the preferred members have been allocated profits in prior years, which have not been offset by prior losses, in the following order, first, Class A preferred members, then Class B preferred members, then Class C preferred members. Finally, any remaining losses are allocated to common members.
     Liquidation preferences, after the discharge of all of the company’s debt and liabilities to creditors other than members, are similar to the aforementioned distribution preferences beginning with accrued and unpaid distributions and then the principal balance of preferred units until each class is completely paid in the following order: Class A preferred, Class B preferred, Class C preferred, and finally common members.
     Under the terms of a buy-sell agreement, PHB, LLC has first right to repurchase member units for a period of thirty days upon notification. If PHB, LLC accepts the offer, it will have an additional thirty days to complete the redemption. If PHB, LLC does not accept the offer, the member may transfer the units in blocks of five units or more to any qualified person, as defined. This transfer must also be completed within thirty days.
     Distributions payable to preferred members were $115,278 and $66,667 at March 31, 2006 and December 31, 2005, respectively. These amounts are included in other accrued liabilities.
   Variable Interest Entities
     Profits, losses and distributions of the VIE are allocated to the entities’ owners based upon their respective ownership interests.
NOTE 7 — OPERATING LEASES — LESSEE
     The Companies leased their Dayton, Ohio office facility subject to an operating lease that requires monthly rents of $2,407 through May 2006. The Companies were responsible for all utilities, repairs, maintenance, cleaning and real estate taxes. Rent expense was $7,222 and $8,159 for the three months ended March 31, 2006 and 2005, respectively.
NOTE 8 — OPERATING LEASES — LESSOR
     The Companies lease property under long-term lease agreements with expiration dates through August 2014. The Companies are responsible for all repairs, maintenance, insurance and real estate taxes. Gross rental income was $136,044 and $52,750 for the three months ended March 31, 2006 and 2005, respectively.
     Future minimum rents receivable under long-term operating leases are as follows:

2006	$286,737
2007	10,170
2008	6,000
2009	6,000
2010	6,000
Thereafter	22,000
NOTE 9 — CONTINGENCIES
     The Companies are aware of the following potential claims:
   Employee Allegation
     In February 2004, a former PHB, Inc. employee alleged that PHB, LLC and PHB, Inc. were obligated for unpaid sales commissions in excess of $100,000. PHB, LLC and PHB, Inc. dispute this claim but in April 2004 offered a payment of $5,000 to the former employee to settle this matter. There has been no activity in regard to this matter since the settlement offer. Should the former employee proceed formally with a claim, PHB, LLC and PHB, Inc. intend to vigorously defend against these allegations. Neither entity has recorded loss provisions for this potential claim.

   Delinquent Notes — Threatened Litigation
     JIG II and PHB IV were threatened with legal action by certain individuals for failure to pay past due promissory notes. The threatened claims relate to notes payable to individuals aggregating $134,000 as of December 31, 2005. These obligations bear interest at 13.35% to 18.00%. JIG II and PHB IV have informed these note holders that they are working out a plan to retire these obligations, but the note holders must agree to extend the terms to dates ranging from May to June 2010, lower the interest rate to 5.00%, and release JIG II and PHB IV from any liability for failure to perform under the terms and conditions of the original notes. Neither entity has recorded a liability for potential claims beyond the outstanding principal and accrued interest.
   Delinquent VIE Notes
     Horizon, JIG II, PHB IV, PEJ, PJL and D&J had notes payable of $4,585,657, including $363,835 of accrued interest, due to individuals (“Delinquent VIE Notes”) at December 31, 2004. The principal owner of all six of these entities is a common member of PHB, LLC.
     To attempt to resolve the Delinquent VIE Notes, a resolution was structured whereby PHB, LLC issued Class C preferred units to these six entities in exchange for long-term notes (“Note Payable – PHB, LLC”) that bear interest at 5.00%, collateralized by the Class C preferred units, and the personal guarantee of the principal owner of all six entities. These units were also issued to three PHB, LLC common members in exchange for their $1,676,330 of subordinated debt plus $142,355 of accrued interest. The six entities exchanged $2,602,543 of the Delinquent VIE Notes, inclusive of accrued interest, for new notes due in 2010, with interest at 5.00%, and obtained a release from any liability for failure to perform under the terms and conditions of the original notes (“Releases”) from the individual note holders (Note 4). As the quarterly distributions of 5.00% are paid on the Class C preferred units to the six entities, the funds will be used to pay the interest due to the entities’ individual note holders. The interest and principal due from the six entities to PHB, LLC under the long-term notes payable will be paid as the principal owner of all six entities contributes the distributions he receives on his common units in PHB, LLC to the six entities. When PHB, LLC receives payments above the interest due on the notes, PHB, LLC will repurchase the Class C preferred units in equal amounts until all Class C preferred units have been repurchased. The cash received from repurchases will be used to make principal reductions on the entities’ outstanding debt to the individuals. The effect of this transaction on the consolidated financial statements is the conversion of $1,676,330 of subordinated debt, plus $142,355 of accrued interest, to equity (Note 6).
     Horizon, JIG II, PHB IV, PEJ, PJL and D&J have not recorded a liability for potential claims beyond the outstanding principal and accrued interest on the remaining Delinquent VIE Notes.
     The delinquent VIE note holders may sue the VIE for non-payment and attempt to argue that PHB, LLC is responsible for the VIE debt. PHB, LLC does not believe it has any legal obligation to repay such debt and believes the facts and laws support its position. However, there can be no assurance that PHB, LLC will be successful in the event of such a lawsuit, or if it was successful, that PHB, LLC will be able to recover legal expenses incurred in the defense of such a lawsuit.
   Ohio Division of Securities
     On November 7, 2000, the Ohio Division of Securities issued a Cease and Desist Order with respect to the principal owner of all six entities’ participation in the sales of unregistered securities of Horizon, D&J, and JIG II from August 1997 to September 1998 in violation of Ohio’s securities laws. At the time of the sales, this individual served as President and Managing Partner of these entities. This individual has complied with the terms of the Cease and Desist Order and no further action is anticipated by the State of Ohio.
     On March 2, 2006, an officer of both PHB, LLC and D & J Enterprises attended a hearing held by the Ohio Division of Securities, where information and documents were provided concerning the requests made by certain VIE note holders to amend their notes and the issuance of Class C preferred units to the VIEs. Neither entity has recorded a liability for potential claims as the exact nature of the complaint is unknown at this time. The notes and accrued interest have been recorded in the consolidated financial statements.

   Delinquent Tax Obligations
     The Companies are delinquent in paying certain real estate taxes due in 2005. This could affect the underlying value of the collateral securing mortgage obligations if a taxing authority placed a tax lien on the given parcel (Note 4). Further, PHB, Inc. had not remitted $12,054 of payroll tax obligations and related employee withholdings due to the Internal Revenue Service by December 31, 2005. Further, as of the date of the accompanying financial statements, the Companies are delinquent in filing certain information returns with the IRS.
NOTE 10 — GOING CONCERN
     The Companies had a consolidated accumulated deficit of $9,473,617 and notes, mortgages and other obligations payable of $24,365,839 at March 31, 2006. Further, the Companies have several contingencies (Note 9). These conditions create uncertainty as to the Companies ability to continue as a going concern.
     Management is attempting to restructure the remaining Delinquent VIE Notes to extend their due dates, reduce interest rates, and obtain legal liability releases from the note holders (Note 9).
     PHB, LLC received approval from the Securities and Exchange Commission (SEC) on May 11, 2006 for an initial public offering of mortgage-backed debt obligations. Management believes this will provide PHB, LLC more suitable financing with which to expand to new markets, enhance profitability, stabilize its working capital position and generate a financial return sufficient to allow those VIE holding Class C preferred units, as discussed in Note 9, to retire debt obligations.
     Management has also implemented a plan to reduce immediate cash needs by reducing selling, general and administrative expenses and to significantly reduce the number of residential real property acquisitions and associated rehabilitation costs. Further, management is actively seeking additional sources of bank financing and subordinated debt to meet its projected cash flow needs until the sale and issuance of the public debt obligations discussed in the preceding paragraph.
     The Companies ability to continue as a going concern will depend on management’s ability to accomplish most or all of the items discussed above. The accompanying consolidated financial statements have been prepared on a going concern basis and do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 11 — SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended March 31,
	2006	2005
Cash paid for interest	$402,945	$860,320
Cash paid for interest on subordinated preferred member obligations	6,000	36,000
Noncash transactions:
Basis of residential real property transferred to rental property	85,962	—
Accrued distributions to members and owners	128,334	—

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
          The following Management’s Discussion and Analysis of Financial Condition and Results of Operation, contains forward-looking statements which are provided under the “safe harbor” protection of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. The forward-looking statements contained in this report are based on information that is currently available to us and expectations and assumptions that we deem reasonable at the time the statements were made. We do not undertake any obligation to update any forward-looking statements in this report or in any of our other communications, except as required by law. All such forward-looking statements should be read as of the time the statements were made and with the recognition that these forward-looking statements may not be complete or accurate at a later date. Many factors may cause actual results to differ materially from those expressed or implied by the forward-looking statements contained in this report. These factors include, but are not limited to, those risks described in Amendment No. 6 to our Registration Statement on Form SB-2 filed on May 11, 2006..
Overview
     We are a residential real estate re-developer. Our principal activity is the acquisition of distressed, single-family residential properties at a discount from private and institutional sellers. We rehabilitate the properties to FHA standards (meaning, the house will qualify for an FHA loan and will pass an FHA inspection) and generate profits by selling the rehabilitated properties at market value to families and individuals.
     The purchasers are typically persons who cannot obtain conventional mortgage financing. We generally finance the home sales through purchase contracts or lease-to-purchase agreements. Typically, the purchase contracts mature in two years, but we may agree to extend the term an additional year. During the term of the purchase contract, we provide credit advisory services to the purchasers and report their payment histories to credit bureaus to establish a credit history for them. Once a favorable credit history is established, we help the purchasers obtain conventional mortgage financing from unrelated financial institutions. The mortgage proceeds are used to pay off the purchase contract.
     We generate gross profit by selling homes for more than the cost to acquire and repair them and from the positive spread between the interest rates that purchasers pay on their purchase contracts and our cost of capital. We occasionally sell unrestored homes to qualified real estate investors in cash transactions. In these instances, we generate gross profit from the home sale but forego the interest rate spread since we do not finance the purchase through a purchase contract.
     We are headquartered in Dayton, Ohio and we presently operate primarily in the Dayton, Ohio market. Since our inception in 2000, we have acquired, restored and sold hundreds of single family homes.
Critical Accounting Policies
          Principals of Consolidation. The accompanying consolidated financial statements include our accounts and the accounts of the Variable Interest Entities (VIEs) in which we determined that we are the primary beneficiary. All significant intercompany transactions have been eliminated in consolidation.
          Revenue Recognition. We primarily sell residential property pursuant to purchase contracts, requiring a minimal down payment upon execution. The purchaser is generally required to obtain permanent third-party mortgage financing within 24 months. The purchaser does not have sufficient equity at risk and there is uncertainty surrounding the point in time when permanent financing will be obtained. Therefore, we use the deposit method for recognizing revenue from the sale of residential property. Under this method, the purchaser’s initial down payment plus the principal portion of payments made under the terms of the purchase contract are reflected as a liability until third-party mortgage financing is obtained, at which time the earnings process is considered complete. In the event the purchaser is unable to obtain permanent third-party financing or otherwise defaults on the purchase contract, the accumulated deposits are forfeited and recognized as operating income.
          Estimates. The preparation of our consolidated financial statements, in conformity with generally accepted accounting principles in the United States of America, requires us to make estimates and assumptions that effect the amounts reported therein. Actual results could differ from those estimates. Estimates are applied to the useful lives of equipment and furnishings in calculating depreciation expense. Estimates are also applied in establishing allowances for uncollectible notes receivable. We consider the potential exposure in utilizing these estimates to be immaterial.

          Credit Risk. Financial instruments that potentially subject us to credit risk consist principally of cash on deposit in financial institutions in excess of federally insured limits. We have not experienced any losses on such accounts and believe we are not exposed to any significant credit risk.
          Inventories — Residential Property. Property held for sale is recorded at acquisition cost, including settlement charges, plus the cost of any renovations to prepare the property for sale under a purchase contract. The cost of property under a purchase contract also includes interest and any costs incurred to maintain the property during the period from execution of a purchase contract with a purchaser until permanent third-party mortgage financing is obtained and the earnings process completed.
          Rental Property. Rental property is recorded at acquisition cost, including settlement charges, plus the cost of any renovations to prepare the property for its intended use. Straight-line depreciation is provided over the estimated useful life of the property which is generally 27.5 years. Routine repairs and maintenance are expensed when incurred.
          Fair Value of Financial Instruments. The amounts reflected in the consolidated balance sheets for restricted cash approximates fair value due to the short maturities of those instruments.
          Income Taxes. We and the VIEs are organized as pass-through entities for federal and state income tax purposes. Owners are responsible for reporting in their personal income tax returns their proportionate share of our income or loss, and each of the VIEs, for federal and state tax purposes. Accordingly, no provision for federal or state income taxes is included in the accompanying consolidated financial statements.
          For the income tax purposes of the holders of our common units, the earnings process is completed upon the execution of a purchase contract with a purchaser. This differs significantly from the deposit method used for financial reporting and results in accelerated profit recognition for tax purposes. Therefore, it is our policy to make distributions to owners of our common units in amounts at least sufficient to cover their respective tax liabilities attributable to us.
          Recently Issued Accounting Pronouncements. No recently issued accounting pronouncements have had or are expected to have a material impact on the consolidated financial statements.
Financial Operations Overview
          Three Months Ended March 31, 2006 Compared with the Three Months Ended March 31, 2005.
          Net Sales, Rental Income and Other Operating Income. Net sales, rental income, and other operating income for the quarter ended March 31, 2006 decreased $359,648, or 26.0%, to $1,025,758 when compared with $1,385,406 in net sales, rental income, and other income for the quarter ended March 31, 2005.
          The following table presents the changes in net sales, rental income and other operating income.

				Percentage
	2006	2005	Increase/(Decrease)	Increase/(Decrease)
Net sales of residential property	$739,452	$1,288,697	$(549,245)	(42.6)%
Net sales of rental property	128,426	—	128,426	—%
Rental income	136,044	52,751	83,293	157.9%
Other operating income	21,836	43,958	(22,122)	(50.3)%

	$1,025,758	$1,385,406	$(359,648)	(26.0)%

          The drop in income is mainly due to the reduction in the number of properties sold during the current period. 12 properties were sold during the quarter ended March 31, 2006 compared with 18 properties sold during the corresponding period in 2005. The decrease was primarily due to a change in process during 2006 resulting from our lack of cash flow. We cut our credit counseling activity to one half-time employee and formed a strategic alliance with a local mortgage broker, in an effort to reduce closing costs, which was not as successful as we had anticipated. During June 2006 we improved our counseling effort by increasing our staff to one full-time employee and are working with a new, more experienced, loan officer. We believe that the number of property sales will improve during the third quarter of 2006 as a result of these changes. Included in the 12 properties sold during the first quarter of 2006 were 2 properties sold under lease-to-own contracts. Rental income increased 157.9% during the three months ended March 31, 2006 due to the increase in lease-to-own contracts entered into during the latter half of 2005. At March 31, 2006 we had 70 lease agreements compared with 16 at March 31, 2005.
          Other operating income decreased 50.3% to $21,836 during the three months ended March 31, 2006 due primarily to less income realized from terminated purchase contracts.
          No known trends, events, or uncertainties had a material impact on net sales and other income during the three month period ended March 31, 2006. However, our acquisition pace continued to decrease due to our inability to obtain bank financing. This will reduce the number of houses available for sale to our purchasers in future periods and negatively impact sales of residential property. This negative impact would be lessened, or eliminated, if we are able to shorten the amount of time between acquisition and disposition of properties and if some of our bank commitments were restored or new commitments established.
          Gross Profit: Gross profit for the quarter ended March 31, 2006 was $93,095, a decrease of $229,840 or 71.2%, compared with $322,935 for the quarter ended March 31, 2005. As a percentage of sales, the gross profit margin decreased to 9.1% for the quarter ended March 31, 2006 from 23.3% for the quarter ended March 31, 2005.
          The following table presents the changes in gross profit by category.

				Percentage
	2006	2005	Increase/(Decrease)	Increase/(Decrease)
Gross profit on sales of residential property	$32,180	$282,972	$(250,792)	(88.6)%
Gross profit on sales of rental property	28,668	—	28,668	—%
Gross profit (loss) on rental operations	10,411	(3,995)	14,406	—%
Other operating income	21,836	43,958	(22,122)	(50.3)%

	$93,095	$322,935	$(229,840)	(71.2)%

          The decrease in profit margin was primarily attributable to the mix of properties sold and concessions in selling prices made during the year to enable our purchasers to obtain financing when they did not have sufficient funds available to comply with loan to value requirements. Also, the adjustment to fair value of all of the VIE properties as of January 1, 2004, as required by generally acceptable accounting principles resulted in substantially reduced margins for all VIE properties sold. During the first quarter of 2006, three VIE properties were sold resulting in a total gross profit of $7,389 or 3.2%. The gross profit on rental operations improved to $10,411. While this is an improvement, the dollar amount is relatively small and did not have a significant impact on our overall margins.
          Selling, General and Administrative Expenses. Selling, general and administrative expenses during the quarter ended March 31, 2006 increased $101,703, or 22.4%, from $453,150 for the quarter ended March 31, 2005. As a percentage of revenue, selling general and administrative expense for the quarter ended March 31, 2006 was 54.1% compared with 32.7% in the prior comparable quarter. This is attributable more to the reduction in sales than the increase in expenses.
          The following table presents a summary of items included in selling, general and administrative expenses.

				Percentage
			Increase/	Increase/
	2006	2005	(Decrease)	(Decrease)
Salaries and benefits	$255,377	$216,062	$39,315	18.2%
Legal and accounting	218,695	164,296	54,399	33.1%
Insurance	5,956	5,974	(18)	(0.3)%
Depreciation and amortization	13,722	15,049	(1,327)	(8.8)%

				Percentage
			Increase/	Increase/
	2006	2005	(Decrease)	(Decrease)
Advertising	6,607	9,338	(2,731)	(29.2)%
Rent	7,222	8,159	(937)	(11.5)%
Telephone	3,436	11,332	(7,896)	(69.67)%
Other general and administrative	43,838	22,940	20,898	91.1%

	$554,853	$453,150	$101,703	22.4%

          The largest dollar and percentage increase was legal and accounting expense mainly due to costs associated with the registration statement, which was declared effective on May 11, 2006. The increase in salaries and benefits was due to two common members included in salaries and benefits during the entire quarter ended March 31, 2006 but who did not draw a salary during the entire first quarter of 2005. These common members were added to the payroll during the second quarter of 2005.
          Loss From Operations and Other Income (Expense). The loss from operations was $461,758 during the quarter ended March 31, 2006 compared with a loss from operations of $130,215 for the comparable period in 2005 for the reasons discussed above.
          Other income (expense) during the quarter ended March 31, 2006 was ($315,281) compared with ($411,194) during the comparable quarter in 2005. The decrease was principally due to a decrease in interest expense of $187,464 offset by a decrease in interest income of $105,602. The decrease in interest expense was mainly attributable to the reduction in VIE interest expense as the result of the Class C conversion that exchanged high interest debt, in the 15% to 20% range, to debt bearing interest of 5%, and the reduction in mortgage notes payable due to the reluctance of banks to extend credit to replace paid notes. Interest income decreased as a result of the shift in emphasis, during 2005, from land contracts to lease-to-own contracts. We recognize interest income currently when we receive monthly payments whereas revenue from lease options is included in rental income.
Liquidity and Capital Resources
          Operations
          Property Transactions. During the quarter ended March 31, 2006, we acquired 9 properties. We also cashed out of 12 properties (10 under purchase contracts and 2 under lease-to-purchase agreements) during the quarter through permanent financing of properties subject to purchase contracts and lease-to-purchase agreements. Our reduced acquisition pace compared with the comparable 2005 quarter was due to reductions in our bank line availability.
          During the quarter ended March 31, 2005 we acquired 17 properties. We also cashed out of 18 properties, all under purchase contracts, through permanent financing.
          Liquidity
          We continue to have serious liquidity issues mainly due to our negative equity position and restraints on bank line availability.
          We will be dependent on the banking relationships that we still maintain until the renewable note offering delivers significant mortgage debt relief. This will be needed to continue the purchase, rehabilitation, and acquisition of properties during the second half of 2006, and future years. We presently expect that the note offering will also provide an opportunity for us to retire some high cost debt obligations during the fourth quarter of 2006.
          Accounts payable and accrued liabilities have increased $446,398 during the current quarter as a result of our continuing liquidity problems.
          Management has recognized the need to secure other forms of capital until a significant amount of debt is replaced, and bank line availability has been increased, through the sale of our renewable notes. No renewable note sales have taken place through the second quarter, to date.
          Net cash used by operating activities during the quarter ended March 31, 2006 was $371,642. As noted above, our operations are at a virtual standstill and we expect this seriously reduced activity level to continue until we can realize the benefits that result from the successful completion of steps noted under Growth and Challenges below.
          Growth and Challenges. It is our present intent to significantly increase internal cash flow. We believe this can be accomplished through the following steps:
•	Increasing the number of houses “cashed out” through permanent third party financing obtained by our buyers.

•	Reestablishing bank credit line availability through the sale of our renewable notes to enable us to acquire and rehabilitate a greater number of homes.

•	Securing additional capital

•	Retiring our Class A preferred units, Class B preferred units and 18.35% subordinated debt units, all of which are high interest rate obligations
                     Our registered public accounting firm included a qualifying paragraph in their report on our consolidated financial statements for the last two calendar years expressing uncertainty as to our ability to continue as a going concern. Our ability to continue as a going concern will depend on management’s ability to accomplish most of the items discussed above.

Item 3. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
     In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), an evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure control and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.
     During the audit of the Company’s consolidated financial statements for the year ended December 31, 2005, management and the Company’s independent auditors identified three situations which management believes should be reported as material weaknesses: (1) the lack of segregation of duties, (2) the lack of in-house accounting expertise, and (3) the fact that the Company’s financial books and records were kept on the income tax basis of accounting, which is a basis of accounting that differs from accounting principles generally accepted in the United States of America (GAAP) used for financial reporting by public companies.
     The lack of segregation of duties is not unusual for a company our size and management will continue to monitor and implement controls, where possible, to minimize exposure in the most critical areas. The Company has also added an accounting position during the second quarter of 2006, and we will continue to add employees that can participate in certain critical functions that require segregation as such positions can be supported by the growth of our business.
     On January 30, 2006, the Company hired a new Chief Financial Officer in recognition of weakness (2) noted above.
     During the second quarter of 2006, the Company began converting its books and records to a new accounting system and, upon completion, will commence the maintenance of such books and records on the GAAP basis of accounting. Until the conversation is complete, the Company will continue to convert the tax basis books to GAAP utilizing accounting spreadsheets, the analysis of material transactions on an individual basis, and the use of supplemental trial balances for the purpose of reporting to the public. The Company will also continue to use a local Certified Public Accounting firm to assist in this process.
(b) Changes in internal controls.
     During the period covered by the Form 10-QSB, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II
Other Information
Item 1. Legal Proceedings
          For information with respect to certain legal proceedings, see the information included under the caption entitled, “Note 9 — Contingencies” of the “Notes to Consolidated Financial Statements” which is incorporated herein by reference.
Item 1A. Risk Factors
          There have been no material changes in our risk factors from those previously disclosed in Amendment No. 6 to our Registration Statement on Form SB-2 filed on May 11, 2006.
Item 6. Exhibits
          The exhibits are described on the Exhibit Index to this Quarterly Report on Form 10-QSB.

SIGNATURES
     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Performance Home Buyers, LLC

(Registrant)

Date: June 26, 2006	By:	/s/ Peter E. Julian
Peter E. Julian

Chief Executive Officer

(Principal Executive Officer)

	By:	/s/ Lawrence N. Hoffman
Lawrence N. Hoffman

Chief Financial Officer

(Principal Financial Officer

and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Page
3.1	Articles of Organization of Performance Home Buyers, LLC and amendments (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2 filed by Performance Home Buyers, LLC with the Securities and Exchange Commission (“SEC”) on November 9, 2005 (File No. 333-129604) (the “Registration Statement”)).

3.2	Bylaws of Performance Home Buyers, LLC (incorporated by reference to Exhibit 3.2 to the Registration Statement (File No. 333-129604)).

4.1	Amended and Restated Operating Agreement dated May 15, 2005 (incorporated by reference to Exhibit 4.1 to the Registration Statement (File No. 333-129604)).

4.2	Cross Purchase/Redemption Agreement dated May 15, 2005 between Peter E. Julian, E. Randall Porter, Mark J. Fitzgerald, Wayne Hawkins and Performance Home Buyers, LLC (incorporated by reference to Exhibit 4.2 to the Registration Statement (File No. 333-129604)).

4.3	Form of Indenture (incorporated by reference to Exhibit 4.3 to Amendment No. 3 to the Registration Statement on Form SB-2 filed by Performance Home Buyers, LLC with the SEC on April 14, 2006 (File No. 333-129604) (the “3rd Amendment”)).

4.4	Form of Subscription Agreement (incorporated by reference to Exhibit 4.4 to the Registration Statement (File No. 333-129604)).

10.1	Amended and Restated Management Agreement between Performance Home Buyers, LLC and Performance Home Buyers, Inc. dated effective October 31, 2005 (incorporated by reference to Exhibit 10.1 to the Registration Statement (File No. 333-129604)).

10.2	Lease dated November 3, 2005 between Officetown East Co. and Performance Home Buyers, LLC (incorporated by reference to Exhibit 10.1 to the Registration Statement (File No. 333-129604)).

10.3	Promissory Note in the principal amount of $60,000 dated January 12, 2005 made payable to Russell E. Spruill (incorporated by reference to Exhibit 10.3 to the Registration Statement (File No. 333-129604)).

10.4	Acknowledgement of Right of First Opportunity by Performance Home Buyers, Inc., Peter E. Julian, E. Randall Porter, Mark J. Fitzgerald, Wayne Hawkins and Lawrence Hoffman, and acknowledged by Performance Home Buyers, LLC, dated effective February 6, 2006 (incorporated by reference to Exhibit 10.4 to Amendment No. 2 the Registration Statement on Form SB-2 filed by Performance Home Buyers, LLC with the SEC on February 8, 2006 (File No. 333-129604) (the “2nd Amendment”)).

10.5	Form of Loan Agreement between certain variable interest entities (“VIEs”) and investors in such VIEs regarding the restructuring of the debt owed by the VIEs to such investors (incorporated by reference to Exhibit 10.5 to the 2nd Amendment (File No. 333-129604)).

10.6	Contract for Joint Venture between Performance Home Buyers, LLC and Nations First Mortgage Banc, Inc. dated December 12, 2005 (incorporated by reference to Exhibit 10.6 to the 2nd Amendment (File No. 333-129604)).

10.7	Form of Escrow Agreement between the Escrow Agent, Performance Home Buyers, LLC and Sumner Harrington Ltd. (incorporated by reference to Exhibit 10.7 to the 2nd Amendment (File No. 333-129604)).

Exhibit No.	Description of Exhibit	Page
10.8	Form of Agency Agreement between Herring Bank, Performance Home Buyers, LLC and a title insurance company (incorporated by reference to Exhibit 10.8 to the 2nd Amendment (File No. 333-129604)).

10.9	Agreement for Services between Performance Home Buyers, LLC and Performance Home Buyers, Inc. dated effective March 1, 2006 (incorporated by reference to Exhibit 10.9 to the 3rd Amendment (File No. 333-129604)).

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 (filed herewith electronically).

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 (filed herewith electronically).

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith electronically).

32.2	Section 1350 Certification of Chief Financial Officer (filed herewith electronically).