Form 10QSB
period 2006-06-30
PERFORMANCE HOME BUYERS LLC
filed 2006-08-14
CIK 1236144

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006.
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission file number 021-55571
Performance Home Buyers, LLC
(Exact name of small business issuer as specified in its charter)

Ohio	31-1724135
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4130 Linden Avenue, Dayton, OH	45432
(Address of principal executive offices)	(Zip Code)
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

Page
PART I FINANCIAL INFORMATION
Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2006 and December 31, 2005	1

Condensed Consolidated Statements of Operations for the Three Months Ended and Six Months Ended June 30, 2006 and 2005	2

Condensed Consolidated Statements of Changes in Deficit for the Six Months Ended June 30, 2006	3

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2006 and 2005	4

Notes to Condensed Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis or Plan of Operation	15

Item 3. Controls and Procedures	21

PART II OTHER INFORMATION

Item 1. Legal Proceedings	22

Item 1A. Risk Factors	22

Item 6. Exhibits	22

Signatures	23
Exchange Agreement
Promissory Note
Promissory Note
Promissory Note
Certification of Chief Executive Officer
Certification of Chief Financial Officer
Section 1350 Certification of Chief Executive Officer
Section 1350 Certification of Chief Financial Officer

-i-

PART I
FINANCIAL INFORMATION
PERFORMANCE HOME BUYERS, LLC AND AFFILIATES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
ASSETS
INVENTORIES — RESIDENTIAL PROPERTY	$12,459,789	$12,089,890

RENTAL PROPERTY — NET	3,727,521	4,199,039

OTHER ASSETS
Cash	13,466	51,017
Other assets	110,923	101,309
Restricted cash	926,178	1,179,597
Equipment and furnishings — net	47,386	61,451
Loan costs — net	94,148	92,082

	1,192,101	1,485,456

TOTAL ASSETS	$17,379,411	$17,774,385

LIABILITIES AND DEFICIT
NOTES, MORTGAGES AND OTHER OBLIGATIONS PAYABLE	$23,580,961	$23,996,684

OTHER LIABILITIES
Accounts payable and accrued liabilities	3,210,912	1,781,883
Due to owners and officers	420,186	144,586
Buyer deposits	419,994	410,224

	4,051,092	2,336,693

TOTAL LIABILITIES	27,632,053	26,333,377

COMMITMENTS AND CONTINGENCIES
DEFICIT
Controlling interest	(5,769,374)	(4,336,948)
Noncontrolling interest	(4,483,268)	(4,222,044)

	(10,252,642)	(8,558,992)

TOTAL LIABILITIES AND DEFICIT	$17,379,411	$17,774,385

See notes to condensed consolidated financial statements.

PERFORMANCE HOME BUYERS, LLC AND AFFILIATES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
NET SALES OF RESIDENTIAL PROPERTY	$1,368,311	$2,920,678	$2,107,763	$4,209,375
NET SALES OF RENTAL PROPERTY	56,265	—	184,691	—
RENTAL INCOME	125,358	58,758	261,402	111,509
OTHER OPERATING INCOME	49,061	—	70,897	43,958

	1,598,995	2,979,436	2,624,753	4,364,842

COST OF RESIDENTIAL PROPERTY SOLD	1,108,582	2,205,069	1,815,854	3,210,794
COST OF RENTAL PROPERTY SOLD	54,356	—	154,114	—
COST OF RENTAL OPERATIONS	100,737	61,254	226,370	118,000

	1,263,675	2,266,323	2,196,338	3,328,794

GROSS PROFIT	335,320	713,113	428,415	1,036,048
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	715,536	480,422	1,270,389	933,572

INCOME (LOSS) FROM OPERATIONS	(380,216)	232,691	(841,974)	102,476

OTHER INCOME (EXPENSE)
Interest expense	(517,366)	(678,362)	(1,020,103)	(1,368,563)
Interest expense on subordinated preferred member obligations	(36,000)	(36,000)	(72,000)	(72,000)
Interest income	229,138	282,998	428,996	588,458
Debt forgiveness income	—	121,483	5,175	121,483
Miscellaneous	(17,127)	(23,350)	1,296	(13,803)

	(341,355)	(333,231)	(656,636)	(744,425)

NET LOSS	(721,571)	(100,540)	(1,498,610)	(641,949)
LESS NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(212,495)	(67,953)	(273,149)	(222,174)

NET LOSS ATTRIBUTABLE TO CONTROLLING INTEREST	$(509,076)	$(32,587)	$(1,225,461)	$(419,775)

See notes to condensed consolidated financial statements.

PERFORMANCE HOME BUYERS, LLC AND AFFILIATES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT
(Unaudited)

	Performance Home Buyers, LLC
	Class A Preferred		Class C Preferred						Variable	Total
	Members		Members*		Common Members				Interest	Accumulated
	Amount	Units	Amount	Units	Amount	Units	Eliminations	Total	Entities	Deficit
Balance – December 31, 2005	$1,000,000	200.0	$1,818,685	1,818,685	$(6,967,537)	1,000.0	$(188,096)	$(4,336,948)	$(4,222,044)	$(8,558,992)
Deconsolidation of PHBIII deficit	—	—	—	—	—	—	—	—	25,747	25,747
Capital Contributions	—		—	—	—	—	—	—	2,030	2,030
Distributions	(102,222)	—	(102,457)	—	(2,286)	—	—	(206,965)	(15,852)	(222,817)
Net income (loss)	102,222		102,457		(1,432,431)		2,291	(1,225,461)	(273,149)	(1,498,610)

Balance – June 30, 2006	$1,000,000	200.0	$1,818,685	1,818,685	$(8,402,254)	1,000.0	$(185,805)	$(5,769,374)	$(4,483,268)	$(10,252,642)

*	Does not include Class C Preferred Units issued to the VIE (Notes 2 and 5).
See notes to condensed consolidated financial statements.

PERFORMANCE HOME BUYERS, LLC AND AFFILIATES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
OPERATING ACTIVITIES
Net loss attributable to controlling interest	$(1,225,461)	$(419,775)
Adjustments to reconcile net loss attributable to controlling interest to net cash used by operating activities:
Net loss attributable to noncontrolling interest	(273,149)	(222,174)
Depreciation	90,364	47,050
Amortization	14,309	1,303
Debt forgiveness income	(5,175)	(121,483)
Loss on disposal of equipment and furnishings	—	2,382
Changes in operating assets and liabilities:
Inventories — residential property	(369,899)	1,233,084
Rental property – net	395,219	(1,206,511)
Other assets	16,133	38,470
Accounts payable and accrued liabilities	1,224,350	311,117
Buyer deposits	9,770	17,667

Net Cash Used by Operating Activities	(123,539)	(318,870)

INVESTING ACTIVITY
Purchases of equipment and furnishings	—	(3,007)

FINANCING ACTIVITIES
Borrowings on note, mortgages, and other obligations payable	4,192,894	5,903,850
Principal payments on notes, mortgages, and other obligations payable	(4,603,442)	(5,726,208)
Loan costs	(16,375)	—
Restricted cash on deposit to collateralize mortgage obligations	253,419	(23,708)
Capital contributions	2,030	239,267
Distributions to members and owners	(18,138)	(238,939)
Borrowings from owners and officers	275,600	63,208

Net Cash Provided by Financing Activities	85,988	217,470

NET DECREASE IN CASH	(37,551)	(104,407)
CASH
Beginning of period	51,017	142,611

End of period	$13,466	$38,204

See notes to condensed consolidated financial statements.

PERFORMANCE HOME BUYERS, LLC AND AFFILIATES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 — DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principals generally accepted in the United States of America for interim financial information. The December 31, 2005 condensed consolidated balance sheet was derived from the audited consolidated financial statements of Performance Home Buyers, LLC and affiliates. The condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2005 included in our SB-2/A Registration Statement.
     Description of Business — Performance Home Buyers, LLC (PHB, LLC or Company), an Ohio Limited Liability Company, and Affiliates (collectively the “Companies”) acquire, renovate and market existing residential properties for resale or lease in the Greater Dayton, Ohio region.
     Principals of Consolidation — The accompanying condensed consolidated financial statements include the accounts of PHB, LLC and Affiliates, Variable Interest Entities (VIEs), in which the Company is determined to be the primary beneficiary in accordance with Financial Accounting Standards Board (FASB) Interpretation —No. 46(R) “Consolidation of Variable Interest Entities” and FASB Staff Position No. 46(R)-5 “Implicit Variable Interest under FASB Interpretation No. 46 (revised December 31, 2003)” (FIN 46R). The VIEs have been included in the condensed consolidated financial statements, effective January 1, 2004, based on the fair value of their assets and liabilities at that date.
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
     Estimates — The preparation of these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosures in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
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
     Rental Property — Rental property is recorded at the lower of acquisition cost, inclusive of settlement charges, plus the cost of any renovations to prepare the property for its intended use or market. Straight-line depreciation is provided over the estimated useful life of the property which is generally 27.5 years. Routine repairs and maintenance are expensed when incurred. Depreciation expense on rental property was $76,299 and $28,577 for the six months ended June 30, 2006 and 2005, respectively.

     Restricted Cash — Certain financial institutions require certificates of deposit to be maintained as collateral for mortgage notes issued by the Companies.
     Equipment and Furnishings — Equipment and furnishings are recorded at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets which range from three to seven years. Routine repairs and maintenance are expensed when incurred. Depreciation expense on equipment and furnishings was $14,065 and $18,473 for the six months ended June 30, 2006 and 2005, respectively.
     Income Taxes — The Companies are organized as pass-through entities for federal and state income tax purposes. Owners are responsible for reporting, in their personal income tax returns, their proportionate share of each Company’s income or loss for federal and state tax purposes. Accordingly, no provision for federal or state income taxes is included in the accompanying condensed consolidated financial statements.
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
NOTE 2 — VARIABLE INTEREST ENTITIES
     Historically, two enterprises have been included in consolidated financial statements because one enterprise controls the other(s) through voting interest. Under the reporting standards established by Financial Accounting Standards Board Interpretation No. 46(R), an enterprise must now identify its interests in a potential VIE to decide whether to consolidate that entity. This Interpretation requires existing unconsolidated VIEs to be consolidated by their primary beneficiaries if the VIE does not effectively disperse risk among parties involved.
     The primary beneficiary of a VIE is the party that absorbs a majority of the variable interest entity’s expected losses, receives the majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interest in an entity (explicit interest). Additionally, an enterprise should consider whether it holds an implicit variable interest in a VIE. An implicit variable interest acts the same as an explicit variable interest except it involves the absorbing and (or) receiving of variability indirectly from the VIE rather, rather than directly from the VIE. Therefore, the identification of an implicit variable interest involves determining whether an enterprise may be indirectly absorbing or receiving the variably interest of a VIE.
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
     In reaching our determination that each of these entities should be consolidated we first considered whether we had an explicit and/or implicit relationship with each entity. With the exception of Performance Home Buyers, Inc., where we have a contractual (explicit) relationship, we determined we have an implicit relationship with each entity. Next, for each entity where we determined we had an explicit or implicit variable interest, we considered whether we were the primary beneficiary and therefore the entity should be consolidated. Our conclusions were based on the following factors:
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
     (5) We have made common member distributions, well in excess of earnings and common members’ tax liabilities created from our taxable profits, to fund certain of these entities either wholly-owned or majority-owned our Chief Executive Officer and managing member.
     PHB, LLC has determined that it is the primary beneficiary of the following VIEs which have been consolidated in the accompanying condensed consolidated financial statements.
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
     High Yield Income Investments, Inc., an Ohio S Corporation. We have determined we are the primary beneficiary of this entity based on factors (3) and (4). Our Chief Executive Officer is responsible for all management decisions for this entity. The stockholders of this entity who are not owners and officers made loans to other VIEs and these obligations were assumed by us so we consider these individuals related parties due the close business relationship we have with them.
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
     Performance Home Buyers III, Inc., an Ohio S Corporation. We had determined that we were the primary beneficiary of this entity based on factors (1), (3) and (4). However, during May, 2006, management of the properties of Performance Home Buyers III, Inc., were assumed by the trust department of a local bank, as directed by the company’s sole shareholder. We have determined that, concurrent with that event, this company was no longer a VIE. Results of operations of this entity through May 31, 2006 are included in the condensed consolidated statements of operations. The net liabilities over net assets were recorded as a credit to owners’ deficit.
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
     During 2005, these VIEs were issued an aggregate of 2,602,543 Class C preferred units, at $1.00 per unit, in exchange for a corresponding amount of notes payable to PHB, LLC, in an effort to assist in the repayment of the obligations of these entities. An additional 58,317 were issued during the six months ended June 30, 2006. The notes issued to PHB, LLC by these VIEs bear interest at 5% and provide the right of setoff. Accordingly, PHB, LLC has offset its notes receivable from the VIEs against the Class C Preferred Units, and the VIEs have offset their investments in the Class C Preferred Units against their notes payable.
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
     The VIEs did not acquire any residential properties during 2005 and for the six months ended June 30, 2006. Further, the VIEs do not intend to acquire any residential properties in the future.

     The following are condensed consolidating balance sheets and statements of operations:
CONDENSED CONSOLIDATING BALANCE SHEET
JUNE 30, 2006

	PHB, LLC	VIE	Eliminations	Consolidated

INVENTORIES — RESIDENTIAL PROPERTY	$11,002,646	$1,614,310	$(157,167)	$12,459,789

RENTAL PROPERTY — NET	3,596,486	159,673	(26,638)	3,727,521

OTHER ASSETS
Cash	272	13,194	—	13,466
Other assets	97,379	20,208	(6,664)	110,923
Restricted cash	922,178	4,000	—	926,178
Equipment and furnishings — net	47,386	—	—	47,386
Loan costs — net	61,988	32,160	—	94,148

	1,129,203	69,562	(6,664)	1,192,101

TOTAL ASSETS	$15,728,35	$1,843,545	$(192,469)	$17,379,411

LIABILITIES AND DEFICIT
NOTES, MORTGAGES AND OTHER OBLIGATIONS PAYABLE	$18,025,066	$5,555,895	$—	$23,580,961

OTHER LIABILITIES
Accounts payable and accrued liabilities	2,538,762	678,814	(6,664)	3,210,912
Due to owners and officers	385,600	34,586	—	420,186
Buyer deposits	362,476	57,518	—	419,994

	3,286,838	770,918	(6,664)	4,051,092

TOTAL LIABILITIES	21,311,904	6,326,813	(6,664)	27,632,053
DEFICIT	(5,583,569)	(4,483,268)	(185,805)	(10,252,642)

TOTAL LIABILITIES AND DEFICIT	$15,728,335	$1,843,545	$(192,469)	$17,379,411

CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2005

	PHB, LLC	VIE	Eliminations	Consolidated
ASSETS
INVENTORIES — RESIDENTIAL PROPERTY	$10,420,046	$1,829,302	$(159,458)	$12,089,890

RENTAL PROPERTY — NET	3,845,353	382,324	(28,638)	4,199,039

OTHER ASSETS
Cash	15,766	35,251	—	51,017
Other assets	91,410	17,799	(7,900)	101,309
Restricted cash	1,175,597	4,000	—	1,179,597
Equipment and furnishings — net	61,451	—	—	61,451
Loan costs — net	48,501	43,581	—	92,082

	1,392,725	100,631	(7,900)	1,485,456

TOTAL ASSETS	$15,658,124	$2,312,257	$(195,996)	$17,774,385

LIABILITIES AND DEFICIT
NOTES, MORTGAGES AND OTHER OBLIGATIONS PAYABLE	$18,009,116	$5,987,568	$—	$23,996,684

OTHER LIABILITIES
Accounts payable and accrued liabilities	1,355,467	434,316	(7,900)	1,781,883
Due to owners and officers	110,000	34,586	—	144,586
Buyer deposits	332,393	77,831	—	410,224

	1,797,860	546,733	(7,900)	2,336,693

TOTAL LIABILITIES	19,806,976	6,534,301	(7,900)	26,333,377
DEFICIT	(4,148,852)	(4,222,044)	(188,096)	(8,558,992)

TOTAL LIABILITIES AND DEFICIT	$15,658,124	$2,312,257	$(195,996)	$17,774,385

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2006
	PHB, LLC	VIE	Eliminations	Consolidated
NET SALES OF RESIDENTIAL PROPERTY	$1,301,578	$66,733	$—	$1,368,311
NET SALES OF RENTAL PROPERTY	5,516	50,749	—	56,265
RENTAL INCOME	121,558	3,800	—	125,358
OTHER OPERATING INCOME	45,170	3,891	—	49,061

	1,473,822	125,173	—	1,598,995

COST OF RESIDENTIAL PROPERTY SOLD	1,035,513	73,069	—	1,108,582
COST OF RENTAL PROPERTY SOLD	—	54,356	—	54,356
COST OF RENTAL OPERATIONS	91,044	9,693	—	100,737

	1,126,557	137,118	—	1,263,675

GROSS PROFIT (LOSS)	347,265	(11,945)	—	335,320
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	585,666	280,846	(150,976)	715,536

LOSS FROM OPERATIONS	(238,401)	(292,791)	150,976	(380,216)

OTHER INCOME (EXPENSE)
Interest expense	(426,230)	(91,136)	—	(517,366)
Interest expense on subordinated preferred member obligations	(36,000)	—	—	(36,000)
Interest income	184,711	44,427	—	229,138
Miscellaneous	(15,232)	127,005	(128,900)	(17,127)

	(292,751)	80,296	(128,900)	(341,355)

NET LOSS	$(531,152)	$(212,495)	$22,076	$(721,571)

	Three Months Ended June 30, 2005
	PHB, LLC	VIE	Eliminations	Consolidated
NET SALES OF RESIDENTIAL PROPERTY	$2,741,680	$178,998	$—	$2,920,678
RENTAL INCOME	18,429	40,329	—	58,758

	2,760,109	219,327	—	2,979,436

COST OF RESIDENTIAL PROPERTY SOLD	2,020,011	200,420	(15,362)	2,205,069
COST OF RENTAL OPERATIONS	18,783	42,471	—	61,254

	2,038,794	242,891	(15,362)	2,266,323

GROSS PROFIT (LOSS)	721,315	(23,564)	15,362	713,113
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	415,863	247,195	(182,636)	480,422

INCOME (LOSS) FROM OPERATIONS	305,452	(270,759)	197,998	232,691

OTHER INCOME (EXPENSE)
Interest expense	(526,583)	(151,779)	—	(678,362)
Interest expense on subordinated preferred member obligations	(36,000)	—	—	(36,000)
Interest income	261,346	21,652	—	282,998
Debt forgiveness income	—	121,483	—	121,483
Miscellaneous	(24,800)	211,450	(210,000)	(23,350)

	(326,037)	202,806	(210,000)	(333,231)

NET LOSS	$(20,585)	$(67,953)	$(12,002)	$(100,540)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Six Months Ended June 30, 2006
	PHB, LLC	VIE	Eliminations	Consolidated
NET SALES OF RESIDENTIAL PROPERTY	$1,807,740	$300,023	$—	$2,107,763
NET SALES OF RENTAL PROPERTY	133,942	50,749	—	184,691
RENTAL INCOME	250,552	10,850	—	261,402
OTHER OPERATING INCOME	67,006	3,891	—	70,897

	2,259,240	365,513	—	2,624,753

COST OF RESIDENTIAL PROPERTY SOLD	1,518,716	298,971	(1,833)	1,815,854
COST OF RENTAL PROPERTY SOLD	100,216	54,356	(458)	154,114
COST OF RENTAL OPERATIONS	208,428	17,942		226,370

	1,827,360	371,269	(2,291)	2,196,338

GROSS PROFIT (LOSS)	431,880	(5,756)	2,291	428,415
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,078,074	487,215	(294,900)	1,270,389

LOSS FROM OPERATIONS	(646,194)	(492,971)	297,191	(841,974)

OTHER INCOME (EXPENSE)
Interest expense	(849,313)	(170,790)	—	(1,020,103)
Interest expense on subordinated preferred member obligations	(72,000)	—	—	(72,000)
Interest income	339,755	89,241	—	428,996
Debt forgiveness income	—	5,175	—	5,175
Miscellaneous	—	296,196	(294,900)	1,296

	(581,558)	219,822	(294,900)	(656,636)

NET LOSS	$(1,227,752)	$(273,149)	$2,291	$(1,498,610)

	Six Months Ended June 30, 2005
	PHB, LLC	VIE	Eliminations	Consolidated
NET SALES OF RESIDENTIAL PROPERTY	$3,972,221	$237,154	$—	$4,209,375
RENTAL INCOME	24,277	87,232	—	111,509
OTHER OPERATING INCOME	43,958	—	—	43,958

	4,040,456	324,386	—	4,364,842

COST OF RESIDENTIAL PROPERTY SOLD	2,980,662	250,998	(20,866)	3,210,794
COST OF RENTAL OPERATIONS	43,152	74,848	—	118,000

	3,023,814	325,846	(20,866)	3,328,794

GROSS PROFIT (LOSS)	1,016,642	(1,460)	20,866	1,036,048
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	830,346	467,430	(364,204)	933,572

INCOME (LOSS) FROM OPERATIONS	186,296	(468,890)	385,070	102,476

OTHER INCOME (EXPENSE)
Interest expense	(1,018,979)	(349,584)	—	(1,368,563)
Interest expense on subordinated preferred member obligations	(72,000)	—	—	(72,000)
Interest income	542,681	45,777	—	588,458
Debt forgiveness income	—	121,483	—	121,483
Miscellaneous	(23,843)	429,040	(419,000)	(13,803)

	(572,141)	246,716	(419,000)	(744,425)

NET LOSS	$(385,845)	$(222,174)	$(33,930)	$(641,949)

NOTE 3 — NOTES, MORTGAGES AND OTHER OBLIGATIONS PAYABLE
     Significant covenants of borrowing arrangements of PHB, LLC are to maintain certificates of deposit for collateral; maintain insurance coverage for an amount equal to or greater than the mortgage amounts; and to keep the properties free of any encumbrances that may affect the banks’ security interests. Included in accrued real estate taxes at June 30, 2006 was $323,412 in delinquent real estate taxes due in 2005 and 2006. This could affect the individual property if a taxing authority placed a tax lien on the parcel. These delinquent real estate taxes are associated with approximately $15,000,000 of borrowings and 290 properties.
     Included in interest expense for the six months ended June 30, 2006 and 2005 was $201,597 and $364,737, respectively, of interest on related party subordinated debt obligations.
NOTE 4 — DUE TO OWNERS AND OFFICERS

	June 30,	December 31,
	2006	2005
	(Unaudited)
Unsecured, due May 2010, including interest at 5.0%	$50,000	$50,000
Unsecured, due May 2010, including interest at 18.35%	60,000	60,000
Unsecured advances, due on demand, non interest bearing	55,600	—
Unsecured, due May 2011, including interest at 6.0%	170,000	—
Collateralized by second mortgages, due January 2007, including interest at 20%	50,000	—
Due on demand, including interest at 10.00%	34,586	34,586

	$420,186	$144,586

     Interest expense on these obligations was $11,834 for the six months ended June 30, 2006 and $13,960 for the year ended December 31, 2005.
NOTE 5 — CONTINGENCIES
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
     To attempt to resolve the Delinquent VIE Notes, a resolution was structured whereby PHB, LLC issued Class C preferred units to these six entities in exchange for long-term notes (“Note Payable – PHB, LLC”) that bear interest at 5.00%, collateralized by the Class C preferred units, and the personal guarantee of the principal owner of all six entities. These units were also issued to three

PHB, LLC common members in exchange for their $1,676,330 of subordinated debt plus $142,355 of accrued interest. The six entities exchanged $2,602,543 of the Delinquent VIE Notes, inclusive of accrued interest, for new notes due in 2010, with interest at 5.00%, and obtained a release from any liability for failure to perform under the terms and conditions of the original notes (“Releases”) from the individual note holders. As the quarterly distributions of 5.00% are paid on the Class C preferred units to the six entities, the funds will be used to pay the interest due to the entities’ individual note holders. The interest and principal due from the six entities to PHB, LLC under the long-term notes payable will be paid as the principal owner of all six entities contributes the distributions he receives on his common units in PHB, LLC to the six entities. When PHB, LLC receives payments above the interest due on the notes, PHB, LLC will repurchase the Class C preferred units in equal amounts until all Class C preferred units have been repurchased. The cash received from repurchases will be used to make principal reductions on the entities’ outstanding debt to the individuals. The effect of this transaction on the consolidated financial statements is the conversion of $1,676,330 of subordinated debt, plus $142,355 of accrued interest, to equity.
     Horizon, JIG II, PHB IV, PEJ, PJL and D&J have not recorded a liability for potential claims beyond the outstanding principal and accrued interest on the remaining Delinquent VIE Notes.
     The delinquent VIE note holders may sue the VIE for non-payment and attempt to argue that PHB, LLC is responsible for the VIE debt. PHB, LLC does not believe it has any legal obligation to repay such debt and believes the facts and laws support its position. However, there can be no assurance that PHB, LLC will be successful in the event of such a lawsuit, or if it were successful, that PHB, LLC will be able to recover legal expenses incurred in the defense of such a lawsuit.
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
     Delinquent Tax Obligations
     The Companies are delinquent in paying real estate taxes due in 2005 and 2006. This could affect the underlying value of the collateral securing mortgage obligations if a taxing authority placed a tax lien on the given parcel. Further, as of June 30, 2006, PHB, Inc. had not remitted $194,225 of payroll tax obligations and related employee withholdings due to the Internal Revenue Service and state and local taxing authorities during 2005 and 2006. Further, as of June 30, 2006, the Companies are delinquent in filing certain information returns with the IRS.
NOTE 6 — GOING CONCERN
     The Companies had a consolidated accumulated deficit of $10,252,642 and notes, mortgages and other obligations payable of $23,580,961 at June 30, 2006. Further, the Companies have several contingencies. These conditions create uncertainty as to the Companies ability to continue as a going concern.
     On May 11, 2006, PHB, LLC received approval from the Securities and Exchange Commission for an initial public offering of mortgage-backed debt obligations. Management believes this will provide PHB, LLC more suitable financing with which to create additional, shorter term, bank availability through the repayment of mortgages refinanced through the mortgage-backed debt obligations, which will enable the Company to acquire additional properties and, ultimately, exand into new markets.
     Management has also implemented a plan to reduce immediate cash needs by reducing selling, general and administrative expenses and to significantly reduce the number of residential real property acquisitions and associated rehabilitation costs. Further, management is actively seeking additional sources of bank financing, subordinated debt and equity investment to meet its projected cash flow needs until it realizes sufficient proceeds from the issuance of the public debt obligations discussed in the preceding paragraph.

     The Companies ability to continue as a going concern will depend on management’s ability to accomplish most or all of the items discussed above. The accompanying condensed consolidated financial statements have been prepared on a going concern basis and do not include any adjustments that might result from the outcome of this uncertainty.
NOTE 7 — SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended June 30,
	2006	2005
Cash paid for interest	$335,034	$1,153,589
Cash paid for interest on subordinated preferred member obligations	6,000	72,000
Noncash transactions:
Basis of rental properties transferred to residential real property	85,962	1,206,511
Subordinated debt obligations converted to Class C Preferred units	—	1,824,187
Deconsolidation of PHBIII deficit	25,747	—
Accrued distributions to members and owners	204,679	—
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
     We are headquartered in Dayton, Ohio and we presently operate primarily in the greater Dayton, Ohio region. Since our inception in 2000, we have acquired, restored and sold hundreds of single family homes.

Critical Accounting Policies
     Principals of Consolidation. The accompanying condensed consolidated financial statements include our accounts and the accounts of the Variable Interest Entities (VIEs) in which we determined that we are the primary beneficiary. All significant intercompany transactions have been eliminated in consolidation.
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
     Estimates. The preparation of our condensed consolidated financial statements, in conformity with generally accepted accounting principles in the United States of America, requires us to make estimates and assumptions that effect the amounts reported therein. Actual results could differ from those estimates. Estimates are applied to the useful lives of equipment and furnishings in calculating depreciation expense. Estimates are also applied in establishing allowances for uncollectible notes receivable. We consider the potential exposure in utilizing these estimates to be immaterial.
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
Financial Operations Overview
     Three Months Ended June 30, 2006 Compared with the Three Months Ended June 30, 2005.
     Net Sales, Rental Income and Other Operating Income. Net sales, rental income, and other operating income for the quarter ended June 30, 2006 decreased $1,380,441, or 46.3%, to $1,598,995 when compared with $2,979,436 in net sales, rental income, and other income for the quarter ended June 30, 2005.
     The following table presents the changes in net sales, rental income and other operating income.

				Percentage
	2006	2005	Increase/(Decrease)	Increase/(Decrease)
Net sales of residential property	$1,368,311	$2,920,678	$(1,552,367)	(53.2)%
Net sales of rental property	56,265	—	56,265	—%
Rental income	125,358	58,758	66,600	113.3%
Other operating income	49,061	—	49,061	—%

	$1,598,995	$2,979,436	$(1,380,441)	(46.3)%

     The drop in sales is mainly due to the reduction in the number of properties sold during the quarter. 18 properties were sold during the quarter ended June 30, 2006 compared with 36 properties sold during the corresponding period in 2005. The 18 properties sold during the quarter reflect a modest unit increase from the 12 properties sold during the quarter ended March 31, 2006. Rental income increased 113.3% during the quarter ended June 30, 2006 due to the increase in lease-to-own contracts entered into during the latter half of 2005.
     There was no other operating income during the quarter ended June 30, 2005 as no purchase contracts had been terminated.
     During the quarter ended June 30, 2006, we acquired 14 properties compared with 36 properties during the similar period in 2005. The decrease was due to lack of bank availability and cash constraints.
     Gross Profit: Gross profit for the quarter ended June 30, 2006 was $335,320, a decrease of $377,793 or 53.0%, compared with $713,113 for the quarter ended June 30, 2005. As a percentage of sales, the gross profit margin decreased to 20.9% for the quarter ended June 30, 2006 from 23.9% for the quarter ended June 30, 2005.
     The following table presents the changes in gross profit by category.

				Percentage
	2006	2005	Increase/(Decrease)	Increase/(Decrease)
Gross profit on sales of residential property	$259,729	$715,609	$(455,880)	(63.7)%
Gross profit on sales of rental property	1,909	—	1,909	—%
Gross profit (loss) on rental operations	24,621	(2,496)	27,117	—%
Other operating income	49,061	—	49,061	—%

	$335,320	$713,113	$(377,793)	(53.0)%

     The decrease in gross profit is solely due to the decrease in the number of houses sold. As a percentage of sales, gross profit margin for the quarter ended June 30, 2006 improved significantly over the 9.1% realized during the first quarter of 2006. Significant fluctuations can occur when volume is low and, as a result, the average selling price during the second quarter of 2006 was $76,017 compared with $61,621 during the prior quarter, and $81,130 during the second quarter of 2005. We do not believe that this improvement in average selling price and gross profit percentage realized during the current quarter will continue.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses during the quarter ended June 30, 2006 increased $235,114, or 48.9%, from $480,422 for the quarter ended June 30, 2005. As a percentage of revenue, selling general and administrative expense for the quarter ended June 30, 2006 was 44.7% compared with 16.1% in the prior comparable period.
     The following table presents a summary of items included in selling, general and administrative expenses.

				Percentage
			Increase/	Increase/
	2006	2005	(Decrease)	(Decrease)
Salaries and benefits	$224,815	$242,278	$(17,463)	(7.2)%
Legal and accounting	399,812	137,286	262,526	191.2%
Insurance	12,788	10,241	2,547	24.9%
Depreciation and amortization	14,570	26,724	(12,154)	(45.5)%
Advertising	13,041	4,337	8,704	200.7%
Rent	7,222	8,160	(938)	(11.5)%
Telephone	7,013	9,843	(2,830)	(28.8)%
Other general and administrative	36,275	41,553	(5,278)	(12.7)%

	$715,536	$480,422	$235,114	48.9%

     The largest dollar increase was legal and accounting expense mainly due to costs associated with the registration statement, which was declared effective on May 11, 2006.

     Loss From Operations and Other Income (Expense). The loss from operations was $380,216 during the quarter ended June 30, 2006 compared with net income from operations of $232,691 for the comparable period in 2005 due to the lack of sales volume and the significant increase in selling, general, and administrative expenses.
     Other income (expense) during the three months ended June 30, 2006 was ($341,355) compared with ($333,231) during the comparable period in 2005. The net decrease was the result of a reduction of interest expense of $160,996, due primarily to decreases in outstanding debt and average interest rates offset by $121,483 of debt forgiveness income recognized in the three months ended June 30, 2005.
     Six Months Ended June 30, 2006 Compared with the Six Months Ended June 30, 2005.
     Net Sales, Rental Income and Other Operating Income. Net sales, rental income, and other operating income for the six months ended June 30, 2006 decreased $1,740,089, or 39.9%, to $2,624,753 when compared with $4,364,842 in net sales, rental income, and other income for the six months ended June 30, 2005.
     The following table presents the changes in net sales, rental income and other operating income.

				Percentage
	2006	2005	Increase/(Decrease)	Increase/(Decrease)
Net sales of residential property	$2,107,763	$4,209,375	$(2,101,612)	(49.9)%
Net sales of rental property	184,691	—	184,691	—%
Rental income	261,402	111,509	149,893	134.4%
Other operating income	70,897	43,958	26,939	61.3%

	$2,624,753	$4,364,842	$(1,740,089)	(39.9)%

     The drop in sales is mainly due to the reduction in the number of properties sold during the six month period. 30 properties were sold during the six months ended June 30, 2006, compared with 54 properties sold during the corresponding period in 2005. The decrease was primarily due to a change in process during 2006 resulting from our lack of cash flow. We cut our credit counseling activity to one half-time employee and formed a strategic alliance with a local mortgage broker in an effort to reduce closing costs, which was not as successful as we had anticipated. During June 2006, we improved our counseling effort by increasing our staff to one full-time employee and are working with a new, more experienced, loan officer. We believe that the number of property sales will improve during the third quarter of 2006 as a result of these changes. Included in the 30 properties sold during the first six months of 2006 were 2 properties sold under lease-to-own contracts. Rental income increased 134.4% during the six months ended June 30, 2006 due to the increase in lease-to-own contracts entered into during the latter half of 2005. At June 30, 2006, we had 59 lease agreements compared with 34 at June 30, 2005. While the Company emphasized lease options during much of 2005, we decided to move back to land contracts during 2006 for two primary reasons; (1) it is easier for a buyer to obtain credit refinancing for a land contract as compared with a lease and (2) more properties will be available for the renewable note pool as collateral.
     Other operating income increased 61.3% to $70,897 during the six months ended June 30, 2006 due primarily to more income realized from terminated purchase contracts in the period.
     Our acquisition pace continued to decrease due to our inability to obtain bank financing. This will reduce the number of houses available for sale to our purchasers in future periods and negatively impact sales of residential property. This negative impact would be lessened, or eliminated, if we are able to shorten the amount of time between acquisition and disposition of properties and if some of our bank commitments are restored or new commitments established. During the six months ended June 30, 2006, we acquired 31 properties compared with 53 properties during the similar period in 2005.
     Gross Profit: Gross profit for the six months ended June 30, 2006 was $428,415, a decrease of $607,633 or 58.6%, compared with $1,036,048 for the six months ended June 30, 2005. As a percentage of sales, the gross profit margin decreased to 16.3% for the six months ended June 30, 2006 from 23.7% for the six months ended June 30, 2005.

     The following table presents the changes in gross profit by category.

				Percentage
	2006	2005	Increase/(Decrease)	Increase/(Decrease)
Gross profit on sales of residential property	$291,909	$998,581	$(706,672)	(70.8)%
Gross profit on sales of rental property	30,577	—	30,577	—%
Gross profit (loss) on rental operations	35,032	(6,491)	41,523	—%
Other operating income	70,897	43,958	26,939	61.3%

	$428,415	$1,036,048	$(607,633)	(58.6)%

     The decrease in profit margin was primarily attributable to the mix of properties sold and concessions in selling prices made during the period to enable our purchasers to obtain financing when they did not have sufficient funds available to comply with loan to value requirements. The average selling price per house dropped to $70,259 during the six months ended June 30, 2006 compared with $77,951 during the comparable period in 2005. For those same periods, the average cost per property sold remained consistent, $60,528 and $59,459 during the six month periods ended June 30, 2006 and 2005 respectively. Also, the adjustment to fair market value of all of the VIE properties as of January 1, 2004, as required by generally acceptable accounting principles, resulted in substantially reduced margins for all VIE properties sold, negatively effecting the gross profit in both periods. The gross profit on rental operations improved to $35,032 compared with a gross loss of $6,491 in 2005. While this is an improvement, the dollar amount is relatively small and did not have a significant impact on our overall margins.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses during the six months ended June 30, 2006 increased $336,817, or 36.1%, from $933,572 for the six months ended June 30, 2005. As a percentage of revenue, selling general and administrative expense for the six months ended June 30, 2006 was 48.4% compared with 21.4% in the prior comparable period. This is attributable to both the reduction in sales and a significant increase in expenses.
     The following table presents a summary of items included in selling, general and administrative expenses.

				Percentage
			Increase/	Increase/
	2006	2005	(Decrease)	(Decrease)
Salaries and benefits	$480,192	$458,340	$21,852	4.8%
Legal and accounting	618,507	301,582	316,925	105.1%
Insurance	18,744	16,215	2,529	15.6%
Depreciation and amortization	28,292	41,773	(13,481)	(32.3)%
Advertising	19,648	13,675	5,973	43.7%
Rent	14,444	16,319	(1,875)	(11.5)%
Telephone	10,449	21,175	(10,726)	(50.7)%
Other general and administrative	80,113	64,493	15,620	24.2%

	$1,270,389	$933,572	$336,817	36.1%

     The largest dollar and percentage increase was legal and accounting expense mainly due to costs associated with the registration statement, which was declared effective on May 11, 2006. The increase in salaries and benefits was due to two common members included in Salaries and benefits during the entire six month period ended June 30, 2006, but did not start drawing salaries until the second quarter of 2005, offset somewhat by staff reductions. The average number of employees decreased from 14 to 12, excluding common members.
     Loss From Operations and Other Income (Expense). The loss from operations was $841,974 during the six months ended June 30, 2006 compared with net income from operations of $102,476 for the comparable period in 2005 for the reasons discussed above, lack of sales volume and the significant increase in selling, general, and administrative expenses.

     Other income (expense) during the six months ended June 30, 2006 was ($656,636) compared with ($744,425) during the comparable period in 2005. The decrease was principally due to a decrease in interest expense of $348,460 offset by a decrease in interest income of $159,462. The decrease in interest expense was mainly attributable to the reduction in VIE interest expense as the result of the Class C conversion that exchanged high interest debt, in the 15% to 20% range, for debt bearing interest of 5%, and the reduction in mortgage notes payable due to the reluctance of banks to extend credit to replace paid notes. Negotiations with VIE noteholders also resulted in $121,483 in debt forgiveness income during the six months ended June 30, 2005. Interest income decreased as a result of the shift in emphasis, during 2005, from land contracts to lease-to-own contracts. We recognize interest income currently when we receive monthly payments whereas revenue from lease options is included in rental income.
Liquidity and Capital Resources
     Operations
     Property Transactions. During the six months ended June 30, 2006, we acquired 31 properties. We also cashed out of 30 properties (28 under purchase contracts and 2 under lease-to-purchase agreements) during the period through permanent financing of properties subject to purchase contracts and lease-to-purchase agreements. Our reduced acquisition pace compared with the comparable 2005 period was due to reductions in our bank line availability.
     During the six months ended June 30, 2005, we acquired 53 properties. We also cashed out of 54 properties, all under purchase contracts, through permanent financing.
     Liquidity
     We continue to have serious liquidity issues mainly due to our negative equity position and restraints on bank line availability.
     We will be dependent on the banking relationships that we still maintain until the renewable note offering delivers significant mortgage debt relief. This will be needed to continue the purchase, rehabilitation, and acquisition of properties during the second half of 2006 and future years. We presently expect that the note offering will also provide an opportunity for us to retire some high cost debt obligations during the fourth quarter of 2006.
     Accounts payable and accrued liabilities have increased $1,429,029 during the current period, including delinquent real estate and payroll taxes, as a result of our continuing liquidity problems.
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
     Growth and Challenges. It is our present intent to significantly increase internal cash flow. We believe this can be accomplished through the following steps:
•	Increasing the number of houses “cashed out” through permanent third party financing obtained by our buyers

•	Reestablishing bank credit line availability through the sale of our renewable notes to enable us to acquire and rehabilitate a greater number of homes

•	Securing additional capital

•	Retiring our Class A preferred units, Class B preferred units, and 18.35% subordinated debt units, all of which are high interest rate obligations
     Our registered public accounting firm included a qualifying paragraph in their report on our consolidated financial statements for the last two calendar years expressing uncertainty as to our ability to continue as a going concern. Our ability to continue as a going concern will depend on management’s ability to accomplish most of the items discussed above.

Item 3. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures.
     In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), an evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial officer of the effectiveness of the design and operation of the Company’s disclosure control and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.
     During the audit of the Company’s consolidated financial statements for the year ended December 31, 2005, management and the Company’s independent auditors identified three situations which management believes should be reported as material weaknesses: (1) the lack of segregation of duties, (2) the lack of in-house accounting expertise, and (3) the fact that the Company’s financial books and records were kept on the income tax basis of accounting, which is a basis of accounting that differs from the accounting principles generally accepted in the United States of America (GAAP) used for financial reporting by public companies.
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
     During the second quarter of 2006, the Company began converting its books and records to a new accounting system and, upon completion, will commence the maintenance of such books and records on the GAAP basis of accounting. Until the conversion is complete, the Company will continue to convert the tax basis books to GAAP utilizing accounting spreadsheets, the analysis of material transactions on an individual basis, and the use of supplemental trail balances for the purpose of reporting to the public. The company will also continue to use a local Certified Public Accounting firm to assist in this process.
(b) Changes in internal controls.
     During the period covered by the Form 10-QSB, there were no changes in our internal control over financial reporting (as defined in Rules 13a-159(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
     For information with respect to certain legal proceedings, see the information included under the caption entitled, “Note 5 – Contingencies” of the “Notes to Consolidated Financial Statements” which is incorporated herein by reference.
Item 1A. Risk Factors
     There have been no material changes in our risk factors from those previously disclosed in the Amendment No. 6 to our Registration Statement on Form SB-2 filed on May 11, 2006.
Item 6. Exhibits
     The exhibits are described on the Exhibit Index to this Quarterly Report on Form 10-QSB.

SIGNATURES
     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Performance Home Buyers, LLC
(Registrant)

Date: August 14, 2006	By:	/s/ Peter E. Julian Peter E. Julian
Chief Executive Officer
(Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Page
10.1	Exchange Agreement between Performance Home Buyers, LLC and Kenneth O. Huntingdon dated July 1, 2006.

10.2	$275,451.22 Promissory Note payable to Kenneth O. Huntingdon dated July 1, 2006

10.3	$357,312.23 Promissory Note payable to Kenneth O. Huntingdon dated July 1, 2006

10.4	$278,000.00 Promissory Note payable to Kenneth O. Huntingdon dated July 1, 2006

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 (filed herewith electronically).

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 (filed herewith electronically).

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith electronically).

32.2	Section 1350 Certification of Chief Financial Officer (filed herewith electronically).